Form 10-Q
period 2014-06-30
Achaogen Inc
filed 2014-08-11
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2014 there were 17,709,950 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Achaogen, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30, 2014	December 31, 2013 (Note 1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,496	$10,738
Contracts receivable	5,276	7,230
Prepaids and other current assets	614	1,873

Total current assets	80,386	19,841
Property and equipment, net	615	743
Restricted cash	127	127
Deposit and other assets	40	47

Total assets	$81,168	$20,758

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,633	$2,923
Accrued liabilities	2,538	3,004
Notes payable, current portion	—	4,989
Other current liabilities	—	73

Total current liabilities	5,171	10,989
Deferred rent	148	125
Notes payable, noncurrent portion	—	1,698
Other long-term liabilities	—	244

Total liabilities	5,319	13,056
Commitments and contingencies
Convertible preferred stock, $0.001 par value, zero shares and 132,202,910 shares authorized at June 30, 2014 and December 31, 2013, respectively; zero shares and 9,796,342 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	132,278
Stockholders’ equity (deficit)
Common stock, $0.001 par value, 290,000,000 and 163,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 17,709,950 and 392,844 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18	—
Preferred stock, $0.001 par value, 10,000,000 shares and zero shares authorized at June 30, 2014 and December 31, 2013, respectively; zero shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in-capital	211,565	4,148
Accumulated deficit	(135,734)	(128,724)

Total stockholders’ equity (deficit)	75,849	(124,576)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$81,168	$20,758

See accompanying notes to condensed consolidated financial statements

Achaogen, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contract revenue	$5,203	$4,498	$11,191	$8,031
Operating expenses
Research and development	6,195	6,945	12,800	11,606
General and administrative	2,346	1,759	4,963	3,913

Total operating expenses	8,541	8,704	17,763	15,519

Loss from operations	(3,338)	(4,206)	(6,572)	(7,488)
Interest expense	(217)	(308)	(397)	(833)
Other income (expense), net	—	204	(41)	258

Net loss and comprehensive loss	$(3,555)	$(4,310)	$(7,010)	$(8,063)

Basic and diluted net loss per common share	$(0.20)	$(11.08)	$(0.66)	$(21.10)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	17,690,951	388,927	10,612,843	382,162

See accompanying notes to condensed consolidated financial statements

Achaogen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,010)	$(8,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172	319
Stock-based compensation expense	909	582
Revaluation of convertible preferred stock warrant liability	42	(58)
Non-cash interest expense relating to notes payable	209	266
Non-cash interest expense relating to related-party convertible loan payable	—	197
Non-cash restructuring charges	—	196
Change in operating assets and liabilities:
Contracts receivable	1,954	(1,904)
Prepaids and other assets	1,266	188
Accounts payable and accrued liabilities	(940)	1,302
Other liabilities	(50)	(211)

Net cash used in operating activities	(3,448)	(7,186)

Cash flows from investing activities:
Purchase of property and equipment	(44)	(62)

Net cash used in investing activities	(44)	(62)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	12,209
Net proceeds from issuance of common stock	74,122	—
Proceeds from the exercise of stock warrants	2	—
Proceeds from the exercise of stock options, net of repurchases	22	61
Repayment of notes payable	(6,896)	(2,269)

Net cash provided by financing activities	67,250	10,001

Net increase in cash and cash equivalents	63,758	2,753
Cash and cash equivalents, beginning of period	10,738	7,073

Cash and cash equivalents, end of period	$74,496	$9,826

Supplemental disclosures of noncash investing and financing information
Conversion of related-party convertible loan and notes payable to convertible preferred stock	$—	$9,724

Conversion of convertible preferred stock into common stock	$132,278	$—

Reclassification of warrant liability to additional paid-in-capital	$286	$—

Deferred initial public offering issuance costs	$184	$—

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

June 30, 2014

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation and Consolidation

Achaogen, Inc. (together with its consolidated subsidiary, the “Company”) is a clinical-stage biopharmaceutical company committed to the discovery, development, and commercialization of novel antibacterials to treat multi-drug resistant gram-negative infections. The Company is developing plazomicin, its lead product candidate, for the treatment of serious bacterial infections due to multi-drug resistant Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). The Company initiated a pivotal Phase 3 superiority trial of plazomicin in the first quarter of 2014.

The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all of its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three- or six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Restricted Cash

At June 30, 2014 and December 31, 2013, the Company had long-term restricted cash of $127,000. The restricted cash, which consists of a money market account with one of the Company’s financial institutions, serves as collateral for a letter of credit provided as a security deposit under the Company’s facility lease. The facility lease expires on April 14, 2017.

Segment Reporting

The Company has one operating segment.

Customer Concentration

For the three-month and six-month periods ended June 30, 2014 and 2013, the Company’s revenue has been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.

Convertible Preferred Stock Warrant Liabilities

The Company accounted for its Series A and Series C convertible preferred stock warrants as freestanding warrants for shares that are puttable or redeemable. At December 31, 2013, these warrants were classified as liabilities on the consolidated balance sheets at their estimated fair value, and at the end of each reporting period, changes in estimated fair value during the period were recorded as a component of interest expense and other, net. At the time of the IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock, which are no longer subject to remeasurement.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU’s effective date for the Company will be the first quarter of fiscal year 2017, using one of two retrospective application methods. Early adoption is not permitted. The Company is assessing the potential effects of this ASU on its consolidated financial statements.

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

Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock. For purposes of calculating net loss per common share for the three-month and six-month periods ended June 30, 2014, the preferred stock converted to common stock was included in the net loss per common share calculation on a post-conversion basis based on the conversion date.

For the three-month and six-month periods ended June 30, 2014 and 2013, all potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares). Below are listed the potentially dilutive securities outstanding as of June 30, 2014 and 2013, respectively:

	June 30,
	2014	2013
Convertible preferred stock	—	9,552,863
Warrants to purchase convertible preferred stock	—	40,454
Options to purchase common stock	1,796,678	1,356,307
Warrants to purchase common stock	40,454	909

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

The estimated fair value of the outstanding preferred stock warrant liability was measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value included the estimated fair value of the underlying preferred stock at the measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends on convertible preferred stock, and expected volatility of the price of the underlying convertible preferred stock.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs, nor were there any transfers within the hierarchy.

As of June 30, 2014 and December 31 2013, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

As of June 30, 2014:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash	$2,171	$—	$—	$2,171
Money market funds	72,325	—	—	72,325
Restricted cash	127	—	—	127

	$74,623	$—	$—	$74,623

Reported as:
Cash and cash equivalents	$74,496

Restricted cash	$127

As of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash	$8,411	$—	$—	$8,411
Money market funds	2,327	—	—	2,327
Restricted cash	127	—	—	127

	$10,865	$—	$—	$10,865

Reported as:
Cash and cash equivalents	$10,738

Restricted cash	$127

Liabilities
Convertible preferred stock warrant liabilities	$—	$—	$244	$244

In connection with the completion of the Company’s IPO in March 2014, all of the outstanding warrants to purchase convertible preferred stock converted into warrants to purchase 40,454 shares of common stock at an average exercise price of $12.36 per share. The Company remeasured the estimated fair value of these remaining warrants at the date of the conversion and recorded a $42,000 loss related to the change in estimated fair value as part of interest expense and other, net, and reclassified the estimated fair value of $286,000 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the six-month period ended June 30, 2014.

Estimated fair value at December 31, 2013	$244
Change in estimated fair value of convertible preferred warrant liability recorded as other income (expense), net	42
Reclassification to additional paid-in capital upon conversion of convertible preferred stock warrants to common stock warrants	(286)

Estimated fair value at June 30, 2014	$—

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued clinical and development expenses	$1,028	$1,429
Payroll and related expenses	877	760
Other	633	815

	$2,538	$3,004

5. License and Collaboration Agreements

Isis Pharmaceuticals

In January 2006, the Company entered into a license agreement with Isis Pharmaceuticals, Inc. (“Isis”). Isis granted the Company an exclusive, worldwide license with the right to grant and authorize sublicenses related to the research and development of aminoglycoside products. As an up-front fee, the Company issued 97,402 shares of Series A convertible preferred stock at a fair value of $15.40 per share. This license fee of $1,500,000 was recorded as research and development expense in 2006. In further consideration of this license, and in accordance with the terms of the agreement, the Company will be required to make milestone payments with respect to development, regulatory and commercialization milestones, and to pay a percentage of revenue received from sublicensees (if any). All such milestone and sublicense revenue payments may total, in the aggregate, up to but no more than $19,500,000 for the first product, including a payment of $4,000,000 that the Company will make to Isis following dosing the first patient in the Company’s Phase 3 trial of plazomicin, and $9,750,000 following the second product commercialized under the agreement with Isis. The Company is also required to pay additional milestone payments of up to $20,000,000 in the aggregate upon the first achievement of specified threshold levels of annual net sales of all aminoglycoside products in a calendar year. The license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of all licensed products, including plazomicin.

Cumulative to date, the Company has compensated Isis $3,000,000 in connection with the first two milestones under the license for the first aminoglycoside product candidate. There are no outstanding payments due as of June 30, 2014 and December 31, 2013.

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

Biomedical Advanced Research and Development Authority

In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA modified the contract to increase the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin to increase the total committed funding under this contract to $103,808,000. The Company recorded revenues of $5,203,000 and $4,402,000 under this agreement during the three-month periods ended June 30, 2014 and 2013, respectively, and $11,191,000 and $7,630,000 during the six-month periods ended June 30, 2014 and 2013, respectively.

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

In connection with the Company’s claim for payment from DTRA, the Company is undergoing an audit by the Defense Contract Audit Agency (“DCAA”) of the expenses for which the Company is seeking payment, as well as of $33,480,000 previously paid to the Company under the DTRA contract. The preliminary results from the DCAA audit have indicated no net repayment due from the Company; however, the final results of the audit may lead certain expenses to be disallowed under the contract, which may reduce the size of any payment the Company may receive from DTRA, or may require the Company to refund some of the previously paid amounts the Company received from DTRA, which would adversely affect the Company’s financial position and results of operations.

U.S. Army Medical Research Acquisition Authority

In May 2012, the Company was awarded a one-year, $2,499,000 contract by the U.S. Army Medical Research Acquisition Authority to support its Phase 1 clinical study of ACHN-975, a product candidate from its LpxC inhibitor program. The Company recorded revenues of zero and $51,000 under this agreement during the three-month periods ended June 30, 2014 and 2013, respectively, and zero and $271,000 during the six-month periods ended June 30, 2014 and 2013, respectively. There were no outstanding receivables under this contract as of June 30, 2014.

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

The interest rate, which was fixed at the closing of each tranche, equals the three-month LIBOR plus 7.75%. The interest rates for the November 2011 and April 2012 tranches under the Loan Agreement were 8.18% and 8.22% per annum, respectively. Payments were monthly in arrears and interest only until September 1, 2012, followed by 30 equal monthly payments of principal and interest through the scheduled maturity date of February 1, 2015. In addition, a final payment equal to 8.25% of the aggregate amount drawn was due on the earlier of February 1, 2015, or upon termination of the Loan Agreement, which was being accreted as interest expense over the term of the loan using the effective-interest method.

In accordance with the terms of the Loan Agreement, the Company agreed to issue warrants to Oxford Finance LLC and SVB upon each drawdown to purchase preferred stock equal to 3% of the advanced amount using a share strike price equal to the lower of the price per share of the Company’s Series C convertible preferred stock or the price per share in its next round convertible preferred stock financing. During 2011 and 2012, the Company issued warrants to Oxford Finance LLC and SVB to purchase 10,008 and 20,016 shares, respectively, of its Series C convertible preferred stock at an exercise price of $11.99 per share. The estimated fair value of these warrants at the date of issuance was approximately $86,000 and $163,000, respectively, and was recorded as a debt discount and was being amortized as interest expense over the term of the loan using the effective-interest method.

As of December 31, 2013, these warrants remained outstanding and exercisable. Immediately prior to the closing of the IPO, these warrants automatically converted into warrants exercisable for shares of common stock, resulting in the reclassification of the related preferred stock warrant liabilities to additional paid-in capital.

The loans were secured by substantially all of the Company’s assets, except for intellectual property. Under the Loan Agreement, the Company also agreed to certain restrictions regarding the pledging or encumbrance of its intellectual property. The Loan Agreement included customary administrative covenants, but did not include any financial maintenance or operating related covenants. The Company recorded interest expense related to the loan of $189,000 and $278,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $351,000 and $589,000 for the six-month periods ended June 30, 2014 and 2013, respectively. The annual effective interest rates of the notes payable, including the accretion of the final payments, were approximately 11.9%–13.1%. The loans were paid off in full in June 2014.

Funding Agreement with The Wellcome Trust

In March 2010, the Company entered into a Funding Agreement (the “2010 Wellcome Funding Agreement”) with The Wellcome Trust Limited, a company registered in England and Wales, as trustee for The Wellcome Trust (the “Trust”). Under the 2010 Wellcome Funding Agreement, the Trust provided an unsecured convertible loan of $5,594,000 to the Company to progress its aminoglycoside program. The funds were advanced to the Company in two tranches of (a) $3,148,000 upon the signing of the 2010 Wellcome Funding Agreement and (b) the remaining amount upon the satisfaction of a milestone defined under the 2010 Wellcome Funding Agreement.

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

In March 2013, the outstanding balance of the 2010 Wellcome Funding Agreement of $5,594,000, was converted into Series D convertible preferred stock at a conversion price that represented a 20% discount to the issue price. The debt discount was accreted over the life of the debt up to date of redemption, and the Company recorded interest expense related to the 2010 Wellcome Funding Agreement of $153,000 for the six-month period ended June 30, 2013.

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

8. Equity Incentive Plans

In 2003, the Company adopted the Achaogen, Inc. Stock Incentive Plan (the “2003 Plan”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options, restricted stock, and stock grants. The options expire ten years after the grant date. As of June 30, 2014, there are no shares reserved for future awards under the 2003 Plan. Any such shares of common stock that are subject to awards under the 2003 Plan which are forfeited or lapse unexercised and which are not issued under the 2003 Plan became available for issuance under the Company’s 2014 Equity Incentive Award Plan (the “2014 Plan”).

In February 2014, the Company’s stockholders approved the 2014 Plan, which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant ISOs, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards and other stock-based awards for the purchase of that number of shares of common stock equal to the sum of (i) 963,636 shares of common stock, (ii) 121,555 shares of common stock that were reserved for issuance under the 2003 Plan that remained available for issuance under the 2003 Plan immediately prior to effectiveness of the 2014 Plan and (iii) any shares of common stock subject to awards under the 2003 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any common stock being issued. In addition, the number of shares of common stock that may be issued under the 2014 Plan is subject to annual increases, to be added on January 1 of each year beginning in 2015 and ending in 2024, in each case subject to the approval of the board of directors or the compensation committee of the board of directors, equal to the lesser of (i) 4% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 14,545,454 shares of stock may be issued under the 2014 Plan upon the exercise of ISOs. As of June 30, 2014, 897,754 shares were available for future issuance under the 2014 Plan.

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

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. The number of shares of common stock initially reserved for issuance under the ESPP was 145,454 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2015 and ending in 2024, in each case subject to the approval of the board of directors or the compensation committee of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) such number of shares as determined by the board of directors; provided, however, that no more than 3,181,818 shares of common stock may be issued under the ESPP. As of June 30, 2014, no shares of common stock had been issued under the ESPP and 145,454 shares remained available for future issuance under the ESPP. The option price per share of common stock to be paid by a participant upon exercise of the participant’s option on the applicable exercise date for an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (a) the applicable grant date or (b) the applicable exercise date. The first offering period is June 1, 2014 to November 30, 2014, and the Company’s common shares will be issued the first market day after the close of the offering period.

The following table summarizes stock option activity under the stock plans and related information:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2013	127,277	1,405,550	$5.68	7.56
Additional shares authorized	1,190,908	—
Options granted	(495,263)	495,263	$11.26
Options exercised	—	(29,303)	$0.77
Options forfeited	74,832	(74,832)	$4.73

Balance at June 30, 2014	897,754	1,796,678	$7.34	7.81

Stock-based compensation expense recognized for stock options granted to employees and non-employees in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Research and development	$102	$89	$253	$173
General and administrative	440	169	656	409

Total	$542	$258	$909	$582

As of June 30, 2014, approximately $3,986,000 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 2.68 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (years)	6.0	5.4-6.1	5.3-6.1	5.4-6.1
Volatility	77%	68-69%	76-77%	68-69%
Risk-free interest rate	1.9%	1.2-1.6%	1.7-1.9%	1.2-1.6%
Expected dividend yield	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of novel antibacterials to treat multi-drug resistant (“MDR”) gram-negative infections. We are developing plazomicin, our lead product candidate, for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE. In 2013, the Centers for Disease Control and Prevention identified CRE as a “nightmare bacteria” and an immediate public health threat that requires “urgent and aggressive action.” We initiated a Phase 3 superiority trial of plazomicin in the first quarter of 2014. Through the Special Protocol Assessment procedure, the U.S. Food and Drug Administration (“FDA”) has agreed that the design and planned analyses of our single pivotal Phase 3 trial adequately address objectives in support of a New Drug Application (“NDA”). We have also received FDA fast track designation for the development and regulatory review of plazomicin to treat serious and life-threatening CRE infections. We have global commercialization rights to plazomicin, which has patent protection in the United States extending through 2031. Plazomicin is the first clinical candidate from our gram-negative antibiotic discovery engine, and we have other programs in early and late preclinical stages focused on other MDR gram-negative infections.

Since commencing operations in 2004, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these functions. In addition to plazomicin, our research team is focused on discovering medicines with novel mechanisms of action for serious infections caused by gram-negative bacteria, including MDR Pseudomonas aeruginosa and MDR Acinetobacter baumannii. We are taking a multifaceted approach to identify new anti-bacterial agents through our research. We expect to nominate at least one clinical candidate from our small molecule or therapeutic antibody programs in 2015 and to file an investigational new drug application (“IND”) in 2016.

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

Financial overview

Contract Revenue

We have derived all of our revenue to date from funding provided under U.S. government contracts in connection with the development of our product candidates. Our product candidates are still in clinical and preclinical development and may never be successfully developed or commercialized. Other than this contract revenue from government funding, we do not expect to derive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products, which we do not expect will occur before 2017, if at all, or until such time that we potentially enter into collaboration agreements with third parties for the development and commercialization of such product candidates.

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

For the three-month periods ended June 30, 2014 and 2013, total revenue recognized under the BARDA Contract was $5.2 million and $4.4 million, respectively, and $11.2 million and $7.6 million, respectively, for the six-month periods ended June 30, 2014 and 2013. Through June 30, 2014, a total of $50.7 million under the BARDA contract has been recorded as revenue, with $53.1 million remaining available from the funding currently committed under the contract.

U.S. Army Medical Research Acquisition Authority (USAMRAA). In May 2012, we were awarded a one-year $2.5 million contract from the U.S. Army Medical Research Acquisition Authority to support our Phase 1 clinical trial of ACHN-975. For the three-month and six-month periods ended June 30, 2013, we recognized revenue under the USAMRAA contract of $0.1 million and $0.3 million, respectively. No revenue was recognized during the three-month and six-month periods ended June 30, 2014.

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

During the six-month period ended June 30, 2014, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Contract revenue	$5,203	$4,498	$705
Operating expenses:
Research and development	6,195	6,945	(750)
General and administrative	2,346	1,759	587

Loss from operations	(3,338)	(4,206)	868
Interest expense	(217)	(308)	91
Other income (expense), net	—	204	(204)

Net loss	$(3,555)	$(4,310)	$755

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $0.7 million to $5.2 million in the three-month period ended June 30, 2014 from $4.5 million in the comparable period in 2013. This increase was mainly attributable to an increase in research and development services related to the Phase 3 clinical trial of plazomicin performed under our BARDA contract during the three-month period ended June 30, 2014.

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.7 million to $6.2 million in the three-month period ended June 30, 2014 from $6.9 million in the comparable period in 2013. This was primarily due to a decrease of $1.4 million in expenses incurred for various research programs because the Phase 1 clinical trial of ACHN-975, from the LpxC inhibitor program, was active in 2013 but was discontinued prior to 2014. Partially offsetting this decrease was an increase in costs related to the initiation of the Phase 3 clinical trial of plazomicin in the first quarter of 2014, which increased expenses by $0.6 million.

We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Research and development expenses by program:
Plazomicin	$4,907	$4,265	$642
Other research programs	1,288	2,680	(1,392)

Total research and development expenses	$6,195	$6,945	$(750)

General and Administrative Expenses

General and administrative expenses increased $0.6 million to $2.4 million for the three-month period ended June 30, 2014 from $1.8 million for the comparable period in 2013. The increase in general and administrative expenses was primarily due to an increase in consulting and personnel related costs associated with being a public company.

Interest Expense

Interest expense decreased $0.1 million to $0.2 million for the three-month period ended June 30, 2014 from $0.3 million for the comparable period in 2013. The decrease was primarily a result of the pay-off of loans outstanding.

Other Income (Expense), net

Other income (expense), net decreased by $0.2 million for the three-month period ended June 30, 2014 from the comparable period in 2013 was due to a payment received in 2013 in connection with negotiations for a sublease arrangement.

Comparison of the Six-Month Periods Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Contract revenue	$11,191	$8,031	$3,160
Operating expenses:
Research and development	12,800	11,606	1,194
General and administrative	4,963	3,913	1,050

Loss from operations	(6,572)	(7,488)	916
Interest expense	(397)	(833)	436
Other income (expense), net	(41)	258	(299)

Net loss	$(7,010)	$(8,063)	$1,053

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $3.2 million to $11.2 million in the six-month period ended June 30, 2014 from $8.0 million in the comparable period in 2013. This increase was mainly attributable to an increase in research and development services related to the Phase 3 clinical trial of plazomicin performed under our BARDA contract during the six-month period ended June 30, 2014.

Research and Development Expenses

Research and development (“R&D”) expenses increased $1.2 million to $12.8 million in the six-month period ended June 30, 2014 from $11.6 million in the comparable period in 2013. This was primarily due to initiation of the Phase 3 clinical trial of plazomicin in the first quarter of 2014, which increased expenses by $3.0 million. Partially offsetting this increase was a decrease of $1.8 million in expenses incurred for other research programs because the Phase 1 clinical trial of ACHN-975, from the LpxC inhibitor program, was active in 2013 but was discontinued prior to 2014.

We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Research and development expenses by program:
Plazomicin	$10,390	$7,419	$2,971
Other research programs	2,410	4,187	(1,777)

Total research and development expenses	$12,800	$11,606	$1,194

General and Administrative Expenses

General and administrative expenses increased $1.1 million to $5.0 million for the six-month period ended June 30, 2014 from $3.9 million for the comparable period in 2013. The increase in general and administrative expenses was primarily due to an increase in consulting and personnel related costs associated with being a public company.

Interest Expense

Interest expense decreased $0.4 million to $0.4 million in the six-month period ended June 30, 2014 from $0.8 million in the comparable period in 2013. The decrease was primarily a result of the full amortization of the beneficial conversion features of our convertible loans with The Wellcome Trust Limited in March 2013, concurrent with the conversion of those loans into approximately 0.6 million shares of our Series D convertible preferred stock.

Other Income (Expense), net

Other income (expense), net decreased by $0.3 million for the six-month period ended June 30, 2014 from the comparable period in 2013 was associated with warrant liability fair value adjustments and a payment received in 2013 in connection with negotiations for a sublease arrangement.

Liquidity and Capital Resources

	Six-Month Periods Ended June 30,
	2014	2013
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(3,448)	$(7,186)
Net cash used in investing activities	(44)	(62)
Net cash provided by financing activities	67,250	10,001

Net increase in cash and cash equivalents	$63,758	$2,753

Net cash used in operating activities was $3.4 million and $7.2 million for the six-month periods ended June 30, 2014 and 2013, respectively. The primary use of cash was to fund our operations related to the development of our product candidates. Cash used for the six-month period ended June 30, 2014 decreased compared to the same period in 2013, primarily due to a lower net loss from operations, and a decrease in net operating assets of $2.2 million which was due to the decrease in accounts receivable of $2.0 million and one-time reclassification of $1.6 million of prepaid IPO expenses to additional-paid-in-capital, offset by the decrease in accounts payable of $0.9 million as a result of timing of our payments of IPO related costs.

Net cash used in investing activities was not material for the six-month periods ended June 30, 2014 and 2013. The use of net cash in both periods primarily resulted from purchases of property, plant and equipment to facilitate our increased research and development activities.

Net cash provided by financing activities was $67.2 million and $10.0 million for the six-month periods ended June 30, 2014 and 2013, respectively. The net cash provided by financing activities during the six-month period ended June 30, 2014 was primarily related to proceeds from our recent IPO, which totaled $73.9 million net of issuance costs, partially offset by $6.9 million used for the full settlement of our bank loans with Oxford Finance LLC and SVB. The net cash provided by financing activities during the six-month period ended June 30, 2013 was primarily related to the net proceeds of $12.2 million from the issuance of convertible preferred stock in the first tranche of our Series D convertible preferred stock financing in May 2013, offset by $2.3 million used for the repayment of notes payable to Oxford Finance LLC and SVB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have not been any material changes to our exposure to market risk during the three-month period ended June 30, 2014. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Prospectus.

Item 4.	Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Business and Capital Requirements

We have a limited operating history, have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2013 and 2012, and the six-month periods ended June 30, 2014 and 2013, we derived all of our revenue from government contracts for research and development. Our net losses for the years ended December 31, 2013 and 2012 were $13.1 million and $18.4 million, respectively. Our net losses for the six-month periods ended June 30, 2014 and 2013 were $7.0 million and $8.1 million, respectively. As of June 30, 2014, we had an accumulated deficit of $135.7 million.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to conduct our pivotal Phase 3 superiority trial of our lead product candidate, plazomicin, seek marketing approval for plazomicin, and continue the development of our other product candidates. Our expenses will also increase substantially if and as we:

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

Our Phase 3 trial is using a superiority design rather than a non-inferiority design. In order to meet our primary endpoint, we must show that plazomicin is superior to the comparator therapy with respect to all-cause mortality at 28 days. This is a different standard than most other antibiotic clinical trials, which are designed to show that the antibiotic is not inferior to the comparator therapy. We may be unable to demonstrate superiority or the anticipated pharmacoeconomic benefits of plazomicin therapy in our Phase 3 trial. Our choice of a mortality endpoint means that success will depend to a significant degree on the accuracy of our assumptions about mortality rates in the comparator and plazomicin arms of our Phase 3 trial. Although we believe we have been conservative in our assumptions, if, for example, patients in the comparator arm of our trial have significantly lower mortality than we expect, we may find that our trial is unfeasible or may have to enroll more patients at additional cost and delay.

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

An important element of our clinical development strategy for plazomicin is the development of an IVD assay to measure levels of plazomicin in the blood, which will enable patients to receive safe and efficacious doses of plazomicin. In collaboration with ARK Diagnostics, Inc. (“ARK”), we are co-developing such an assay for our Phase 3 program, which will be commercialized concurrently with plazomicin, if approved.

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

To date, plazomicin has generally been well tolerated in clinical trials conducted in healthy subjects, subjects with renal impairment, and in patients with complicated urinary tract infections, and there have been no reports of serious adverse events related to plazomicin in our completed clinical trials. However, our pivotal Phase 3 superiority trial for plazomicin involves more extended dosing (7–14 days) than our Phase 1 and 2 trials at the comparable dosage (up to five days), which may lead to additional or more severe adverse events than were reported in our Phase 1 and 2 trials. Toxicity in the kidneys and inner ear are the most significant identified risks for plazomicin, which are well-known risks for the aminoglycoside class of antibiotics. Hypotension is also a potential risk for plazomicin.

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

We will be dependent on the sustained cooperation and effort of ARK in the development and manufacture of our IVD assay for plazomicin for our pivotal Phase 3 superiority trial, including in the generation of analytical data for regulatory approval of such assay. We have also agreed to negotiate with ARK for a commercialization agreement for the IVD assay, and have agreed that any such commercialization agreement would provide ARK with the first right to commercialize the assay in the United States and the EU, and to manufacture and supply the assay worldwide for commercialization, while we would have the first right to commercialize the assay in any other country or territory, in addition to rights to commercialize the assay in the United States and the EU if ARK elects not to do so. Should we enter into such an agreement with ARK, we will be dependent on ARK with respect to such manufacturing and supply and with respect to commercialization in the United States and the EU. This will reduce our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards with respect to the assay.

If ARK does not successfully carry out its contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we may not be able to complete, or may be delayed in completing, clinical trials required to support approval of our product candidates and clearance or approval of the assay. We or ARK may encounter difficulties in developing the assay for commercial application in one or more countries, including issues in relation to automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such assay. If we do not enter into such a commercialization agreement with ARK, and ARK elects not to participate in the commercialization of the assay in the United States and/or the EU, we would have to find an alternative collaborator, which we may not be able to do on commercially reasonable terms, or at all. If ARK or any such alternative collaborator does not perform its contractual duties or obligations, experiences work stoppages, does not meet expected deadlines, terminates its agreements with us or needs to be replaced, or if they otherwise do not meet our expectations for development, manufacture or commercialization of the assay, we may need to enter into new arrangements with one or more alternative third parties for development, manufacture or commercialization of the assay or an alternative assay. We may not be able to do so on commercially reasonably terms, or within the terms of the commercialization agreement without amending such terms, or at all, which could adversely impact our business and results of operations.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. We expect our expenses to increase substantially as we continue to conduct our pivotal Phase 3 superiority trial of our lead product candidate, plazomicin, seek marketing approval for plazomicin and continue the development of our other product candidates. If we obtain marketing approval of plazomicin, we also expect to incur significant sales, marketing, manufacturing and supply expenses.

As of June 30, 2014, we had working capital of $75.2 million and cash and cash equivalents of $74.5 million. Assuming we receive the full amount of funding under our BARDA contract, including under the unexercised option, we expect we will have sufficient resources to fund our Phase 3 trial of plazomicin through receipt of top-line data. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned. We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin.

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

Although a substantial amount of our efforts is focused, and will continue to be focused, on our pivotal Phase 3 superiority trial and potential approval of our lead product candidate, plazomicin, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat multi-drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new products. Other than plazomicin, all of our other potential product candidates remain in the discovery and preclinical stages.

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

We withdrew ACHN-975, one of the product candidates from our LpxC inhibitor development program, from clinical trials due to inflammation at the infusion site in some of our Phase 1 subjects and withdrew the IND application for this compound. We are actively assessing alternative backup compounds in order to identify candidates that preclinical lab tests will show are effective and likely to exhibit a superior clinical safety profile. We cannot guarantee that these efforts will be successful. If we identify viable product candidates, we would have to submit a new IND application for any compound we seek to advance to clinical trials.

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

We are developing our lead product candidate plazomicin for the treatment of serious CRE infections, which constitute a growing but relatively small patient population. Antibiotics have historically been marketed towards broad patient populations at relatively low prices. We intend to seek pricing and reimbursement for plazomicin based on the superior mortality benefit and pharmacoeconomic advantages over existing treatments we are seeking to demonstrate in our Phase 3 trial. If we are unable to demonstrate such benefits, or if governmental or other third-party payors do not view the benefits as worth the cost, we will be unable to achieve our pricing and reimbursement objectives and our prospects for revenue and profitability will suffer.

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

There are also a number of products in late-stage clinical development by third parties to treat multi-drug resistant infections. Actavis and AstraZeneca are developing ceftazidime/avibactam and ceftaroline/avibactam for pneumonia and complicated urinary and intra-abdominal infections. Tetraphase Pharmaceuticals is developing eravacycline for complicated urinary and intra-abdominal infections, as well as pneumonia. The Medicines Company is developing Carbavance™ for complicated urinary tract infections and various infection types due to CRE. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

As of June 30, 2014, we had 43 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities, commercialize plazomicin or other product candidates and transition to becoming a public reporting company. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

•	manage our pivotal Phase 3 superiority trial, which is being conducted at multiple trial sites, and manage any other clinical trials;

•	manage our internal discovery and development efforts effectively while carrying out our contractual obligations to licensors, contractors, government agencies, any future collaborators and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	identify, recruit, maintain, motivate and integrate additional employees.

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

Certain of our existing suppliers are located outside of the United States, including our sole source supplier for sisomicin, a key raw material for the production of plazomicin, which is located in China, and for which we do not have a commercial supply agreement. Additionally, if plazomicin is approved for commercialization outside the United States we will likely seek to enter into agreements with third parties to market plazomicin outside the United States. We are, or we expect that we will be, subject to additional risks related to these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	differing U.S. and foreign drug import and export rules;

•	reduced protection for intellectual property rights in certain foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	potential liability resulting from development work conducted by these third parties; and

•	business interruptions resulting from geopolitical events, including war and terrorism, or natural disasters.

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

Risks Related to Our U.S. Government Contracts

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

We may not have the right to prohibit the U.S. government from using or allowing others to use certain technologies developed by us, and we may not be able to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally obtains the right to royalty-free use of technologies that are developed under U.S. government contracts. For further information, see “Risks Related to Intellectual Property —Provisions in our U.S. government contracts, including our contract with BARDA, may affect our intellectual property rights.”

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

We expect a significant portion of the funding for our pivotal Phase 3 superiority trial of plazomicin to come from our BARDA contract. BARDA may terminate our contract at any time for convenience and there can be no assurances that this contract will not be terminated. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of antibacterial products such as plazomicin. Although we are using a portion of the proceeds from our IPO to fund our plazomicin development program, any reduction or delay in BARDA funding may force us to suspend or terminate the program or seek alternative funding, which may not be available on non-dilutive terms, terms favorable to us or at all. Further, although our BARDA contract contains an unexercised option for additional funding to support, among other things, our planned additional safety trial of plazomicin, we have not determined the dollar amount of this option and cannot make any assurances as to when or whether the option will be exercised.

U.S. government agencies have special contracting requirements that give them the ability to unilaterally control our contracts.

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

The U.S. government’s determination to award a future contract or contract option may be challenged by an interested party, such as another bidder, at the U.S. Government Accountability Office (the “GAO”), or in federal court. If such a challenge is successful, our BARDA contract or any future contract we may be awarded may be terminated.

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

Our business is subject to audit by the U.S. government, including under our contracts with BARDA and DTRA, and a negative outcome in an audit could adversely affect our business.

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

In connection with our claim for payment from DTRA, we are undergoing an audit by the DCAA of the expenses for which we are seeking payment, as well as of $33.5 million previously paid to us under the DTRA contract. The preliminary results from the DCAA audit have indicated no net repayment due from us; however, the final results of the audit may lead certain expenses to be disallowed under the contract, which may reduce the size of any payment we may receive from DTRA, or may require us to refund some of the previously paid amounts we received from DTRA, which would adversely affect our financial position and results of operations.

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

Furthermore, certain of the patents that we license from the University of Washington are co-owned by Novartis AG. The exclusivity of our license from the University of Washington is therefore subject to Novartis’ rights to use the licensed patents and technology for its own purposes, and to grant licenses to others to do so. We therefore rely primarily on our owned patent rights to provide patent protection for our LpxC inhibitor compounds. However, none of these owned patent rights have yet issued, and if these fail to result in issued patents, our competitive position could be adversely affected.

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

While the primary patent family covering plazomicin is Achaogen-owned, our development and commercialization of plazomicin is subject to our license agreement with Isis Pharmaceuticals, Inc., and a portion of the patent portfolio for our LpxC inhibitor program is in-licensed from the University of Washington. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, as well as other material obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing collaborators may have the right to terminate the applicable license in whole or in part. The loss of our license agreement with Isis Pharmaceuticals, Inc. could materially adversely affect our ability to proceed with the development or potential commercialization of plazomicin as currently planned, while the loss of our license agreement with the University of Washington could materially adversely affect our ability to proceed with any development or potential commercialization of our LpxC inhibitor program.

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

Provisions in our U.S. government contracts, including our contract with BARDA, may affect our intellectual property rights.

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

Before marketing or selling a new medical device, we or our commercial partner must obtain either clearance from the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or the FDCA, or approval of a pre-market approval (“PMA”) application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes at least one year or longer, from the time the application is submitted to the FDA until an approval is obtained. We do not know at present whether the 510(k) clearance process will be available for our IVD assay . If not, we will need to undertake the more costly and more uncertain PMA process.

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

Based on the beneficial ownership of our common stock as of June 30, 2014 (including options exercisable within 60 days of June 30, 2014), our officers and directors, together with holders as of immediately prior to the IPO of 5% or more of our then outstanding common stock and their respective affiliates, beneficially owned approximately 56.0% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of June 30, 2014, we have outstanding a total of 17,709,950 shares of common stock. Of these shares, only the 6,900,000 shares of common stock sold by us in the IPO are freely tradable without restriction until the expiration of the IPO lock-up agreements on September 8, 2014.

After the lock-up agreements expire, up to an additional 10,809,950 shares of common stock will be eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act with respect to shares held by directors, executive officers and other affiliates. The underwriters may, however, in their sole discretion, permit our officers, directors and other stockholders and the holders of our outstanding options and warrants who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline.

In addition, based on the number of shares subject to outstanding awards under our 2003 Plan or subject to outstanding awards or available for issuance under our 2014 Plan and ESPP, in each case, as of June 30, 2014, 2,839,886 shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under the 2003 Plan, 2014 Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. We have filed a registration statement permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, or ESPP to be freely resold by plan participants in the public market, subject to the lock-up agreements, applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 for shares. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increase occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

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

In June 2014, we repaid our loans with Oxford and Silicon Valley Bank. None of such payments were direct or indirect payments to any of our directors or officers or their associates, to persons owning 10% or more of our capital stock, or to any of our affiliates.

Other than as described above, there have been no material changes in the planned use of proceeds from our IPO as described in the Prospectus.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

Date: August 11, 2014	ACHAOGEN, INC.

	By:	/s/ Derek A. Bertocci
Derek A. Bertocci
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	03/17/2014	3.1

3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	03/17/2014	3.2

10.1#	Offer Letter, dated June 24, 2014, by and between the registrant and Ian Friedland, M.D.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS†	XBRL Instance Document.					X

101.SCH†	XBRL Taxonomy Extension Schema Document.					X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Indicates management contract or compensatory plan, contract or arrangement.
*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Achaogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.