Form 10-Q
period 2014-09-30
Achaogen Inc
filed 2014-11-10
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014 there were 17,757,874 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Achaogen, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30, 2014	December 31, 2013 (Note 1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,932	$10,738
Short-term investments	25,098	—
Contracts receivable	3,818	7,230
Prepaids and other current assets	727	1,873

Total current assets	76,575	19,841
Property and equipment, net	662	743
Restricted cash	127	127
Deposit and other assets	37	47

Total assets	$77,401	$20,758

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,221	$2,923
Accrued liabilities	2,677	3,004
Notes payable, current portion	—	4,989
Other current liabilities	113	73

Total current liabilities	9,011	10,989
Deferred rent	226	125
Notes payable, noncurrent portion	—	1,698
Other long-term liabilities	—	244

Total liabilities	9,237	13,056
Commitments and contingencies
Convertible preferred stock, $0.001 par value, zero shares and 132,202,910 shares authorized at September 30, 2014 and December 31, 2013, respectively; zero shares and 9,796,342 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	132,278
Stockholders’ equity (deficit)
Common stock, $0.001 par value, 290,000,000 and 163,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 17,727,843 and 392,844 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	18	—
Preferred stock, $0.001 par value, 10,000,000 shares and zero shares authorized at September 30, 2014 and December 31, 2013, respectively; zero shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in-capital	212,207	4,148
Accumulated deficit	(144,046)	(128,724)
Accumulated other comprehensive loss	(15)	—

Total stockholders’ equity (deficit)	68,164	(124,576)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$77,401	$20,758

See accompanying notes to condensed consolidated financial statements

Achaogen, Inc.

Condensed Consolidated Statements of Operations

(In thousands except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contract revenue	$4,520	$4,289	$15,711	$12,320
Operating expenses
Research and development	10,678	5,079	23,478	16,685
General and administrative	2,175	1,505	7,138	5,418

Total operating expenses	12,853	6,584	30,616	22,103

Loss from operations	(8,333)	(2,295)	(14,905)	(9,783)
Interest expense	—	(271)	(397)	(1,104)
Other income (expense), net	21	3	(20)	261

Net loss	$(8,312)	$(2,563)	$(15,322)	$(10,626)

Basic and diluted net loss per common share	$(0.47)	$(6.52)	$(1.18)	$(27.55)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	17,711,483	392,844	13,005,058	385,762

See accompanying notes to condensed consolidated financial statements

Achaogen, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(8,312)	$(2,563)	$(15,322)	$(10,626)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(15)	—	(15)	—

Total comprehensive loss	$(8,327)	$(2,563)	$(15,337)	$(10,626)

See accompanying notes to condensed consolidated financial statements

Achaogen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,322)	$(10,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263	415
Amortization of premium on short-term investments	113	—
Stock-based compensation expense	1,474	826
Revaluation of convertible preferred stock warrant liability	42	—
Non-cash interest expense relating to notes payable	209	378
Non-cash interest expense relating to related-party convertible loan payable	—	197
Non-cash restructuring charges	—	196
Change in operating assets and liabilities:
Contracts receivable	3,412	(157)
Prepaids and other assets	1,210	249
Accounts payable and accrued liabilities	2,971	1,150
Other liabilities	141	(201)

Net cash used in operating activities	(5,487)	(7,573)

Cash flows from investing activities:
Purchase of property and equipment	(182)	(120)
Purchase of short-term investments	(25,226)	—

Net cash used in investing activities	(25,408)	(120)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	12,209
Net proceeds from issuance of common stock	73,936	—
Proceeds from the exercise of stock warrants	2	—
Proceeds from the exercise of stock options, net of repurchases	47	61
Repayment of notes payable	(6,896)	(3,438)

Net cash provided by financing activities	67,089	8,832

Net increase in cash and cash equivalents	36,194	1,139
Cash and cash equivalents, beginning of period	10,738	7,073

Cash and cash equivalents, end of period	$46,932	$8,212

Supplemental disclosures of noncash investing and financing information
Conversion of related-party convertible loan and notes payable to convertible preferred stock	$—	$9,724

Conversion of convertible preferred stock into common stock	$132,278	$—

Reclassification of warrant liability to additional paid-in-capital	$286	$—

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

September 30, 2014

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation and Consolidation

Achaogen, Inc. (together with its consolidated subsidiary, the “Company”) is a clinical-stage biopharmaceutical company committed to the discovery, development, and commercialization of novel antibacterials to treat multi-drug resistant gram-negative infections. The Company is developing plazomicin, its lead product candidate, for the treatment of serious bacterial infections due to multi-drug resistant Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae. The Company initiated a pivotal Phase 3 superiority trial of plazomicin in the first quarter of 2014.

The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all of its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three- or nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2013 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s Prospectus filed pursuant to Rule 424(b)(4) on March 12, 2014 with the SEC (the “Prospectus”).

Initial Public Offering

In March 2014, the Company completed its initial public offering (“IPO”) of shares of its common stock, pursuant to which the Company issued 6,900,000 shares of common stock, which includes 900,000 shares issued pursuant to the over-allotment option granted to its underwriters, and received net proceeds of approximately $73.9 million, after deducting underwriting discounts, commissions and estimated offering expenses. In connection with the completion of the Company’s IPO, all shares of convertible preferred stock converted into 10,386,894 shares of common stock and all of the Company’s convertible preferred stock warrants were converted into warrants to purchase common stock.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of liabilities, convertible preferred stock warrants, common stock and stock-based awards and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, contracts receivable, prepaid and other current assets, accounts payable, accrued liabilities and other current liabilities approximate fair value due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and other highly liquid investments with original maturities of three months or less from the date of purchase.

Short-term Investments

Short-term investments consist of debt securities classified as available-for-sale with maturities greater than three months, but less than one year from the date of acquisition. Short-term investments are carried at fair value based upon quoted prices for similar assets or quoted prices in markets that are not active. Unrealized gains and losses on available-for-sale securities are excluded from earnings and were reported as a component of accumulated other comprehensive loss. The amortized cost of debt securities reflects amortization of purchase premiums and accretion of purchase discounts to date, which is included in interest income.

Restricted Cash

At September 30, 2014 and December 31, 2013, the Company had long-term restricted cash of $127,000. The restricted cash, which consists of a money market account with one of the Company’s financial institutions, serves as collateral for a letter of credit provided as a security deposit under the Company’s facility lease. The facility lease expires on April 14, 2017.

Segment Reporting

The Company has one operating segment.

Customer Concentration

For the three-month and nine-month periods ended September 30, 2014 and 2013, the Company’s revenue has been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.

Convertible Preferred Stock Warrant Liabilities

The Company accounted for its Series A and Series C convertible preferred stock warrants as freestanding warrants for shares that are puttable or redeemable. At December 31, 2013, these warrants were classified as liabilities on the consolidated balance sheets at their estimated fair value, and at the end of each reporting period, changes in estimated fair value during the period were recorded as a component of interest expense and other, net. At the time of the IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, which are no longer subject to remeasurement, and the preferred stock warrant liability was reclassified to additional paid-in capital.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Topic 205-40), Going Concern. This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The Company is currently assessing the potential effects of this ASU on its consolidated financial statements.

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

Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock. For purposes of calculating net loss per common share for the three-month and nine-month periods ended September 30, 2014, the preferred stock converted to common stock was included in the net loss per common share calculation on a post-conversion basis based on the conversion date.

For the three-month and nine-month periods ended September 30, 2014 and 2013, all potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares). Below are listed the potentially dilutive securities outstanding as of September 30, 2014 and 2013, respectively:

	September 30,
	2014	2013
Convertible preferred stock	—	9,552,863
Warrants to purchase convertible preferred stock	—	40,454
Options to purchase common stock	1,981,893	1,405,550
Warrants to purchase common stock	40,454	909

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

Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. The Company’s Level 2 valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.

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

As of September 30, 2014 and December 31 2013, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,877	$—	$—	$1,877
Money market funds	45,055	—	—	45,055
Corporate debt obligations	—	25,098	—	25,098
Restricted cash	127	—	—	127

	$47,059	$25,098	$—	$72,157

Reported as:
Cash and cash equivalents				$46,932
Short-term investments				$25,098
Restricted cash				$127

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Cash	$8,411	$—	$—	$8,411
Money market funds	2,327	—	—	2,327
Restricted cash	127	—	—	127

	$10,865	$—	$—	$10,865

Reported as:
Cash and cash equivalents				$10,738
Restricted cash				$127

Liabilities
Convertible preferred stock warrant liabilities	$—	$—	$244	$244

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

The following table presents activity in the preferred stock warrant liability during the nine-month period ended September 30, 2014 (in thousands):

Estimated fair value at December 31, 2013	$244
Change in estimated fair value of convertible preferred warrant liability recorded as other income (expense), net	42
Reclassification to additional paid-in capital upon conversion of convertible preferred stock warrants to common stock warrants	(286)

Estimated fair value at September 30, 2014	$—

The change in estimated fair value of the convertible preferred warrant liability was primarily due to an increase in the fair value of the Company’s common stock.

4. Financial Instruments

The following table summarizes the Company’s available-for-sale investments (in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$45,055	$—	$—	$45,055
Corporate debt obligations	25,113	1	(16)	25,098

	$70,168	$1	$(16)	$70,153

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$2,327	$—	$—	$2,327

	$2,327	$—	$—	$2,327

All available-for-sale securities held as of September 30, 2014 had contractual maturities of less than one year. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of corporate debt obligations that were in unrealized loss positions totaled $19.1 million as of September 30, 2014. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such corporate debt obligations and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the nine months ended September 30, 2014.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued clinical and development expenses	$1,243	$1,429
Payroll and related expenses	1,075	760
Other	359	815

	$2,677	$3,004

6. License and Collaboration Agreements

Isis Pharmaceuticals

In January 2006, the Company entered into a license agreement with Isis Pharmaceuticals, Inc. (“Isis”). Isis granted the Company an exclusive, worldwide license with the right to grant and authorize sublicenses related to the research and development of aminoglycoside products. As an up-front fee, the Company issued 97,402 shares of Series A convertible preferred stock at a fair value of $15.40 per share. This license fee of $1,500,000 was recorded as research and development expense in 2006. In further consideration of this license, and in accordance with the terms of the agreement, the Company is required to make milestone payments with respect to development, regulatory and commercialization milestones, and to pay a percentage of revenue received from sublicensees (if any). All such milestone and sublicense revenue payments may total, in the aggregate, up to but no more than $19,500,000 for the first product and $9,750,000 following the second product commercialized under the agreement with Isis. The Company is also required to pay additional milestone payments of up to $20,000,000 in the aggregate upon the first achievement of specified threshold levels of annual net sales of all aminoglycoside products in a calendar year. The license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of all licensed products, including plazomicin.

Through September 30, 2014, the Company has compensated Isis $3,000,000 in connection with the first two milestones under the license for the first aminoglycoside product candidate. In September 2014, the Company met its third milestone under the license with Isis when it dosed the first patients in the Phase 3 trial for plazomicin, and was obligated to make the milestone payment of $4,000,000. The Company recorded the $4,000,000 as research and development expense during the three-month period ended September 30, 2014, and made the $4,000,000 cash payment in October 2014. As of September 30, 2014 and December 31, 2013, the Company had $4,000,000 and zero, respectively, in outstanding payments due under the agreement.

7. Government Contracts

Certain of the Company’s drug discovery and development activities are performed under contracts with U.S. government agencies. Management has determined that the Company is the principal participant in the following contract arrangements, and, accordingly, the Company records amounts earned under the arrangements as revenue. Costs incurred under revenue contracts are recorded as operating expenses.

Biomedical Advanced Research and Development Authority

In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA modified the contract to increase the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin to increase the total committed funding under this contract to $103,808,000. The Company recorded revenues of $4,520,000 and $4,252,000 under this agreement during the three-month periods ended September 30, 2014 and 2013, respectively, and $15,711,000 and $11,882,000 during the nine-month periods ended September 30, 2014 and 2013, respectively.

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

In connection with the Company’s claim for payment from DTRA, the Defense Contract Audit Agency (“DCAA”) has audited the expenses for which the Company is seeking payment, as well as the $33,480,000 previously paid to the Company under the DTRA contract. The audit findings provided to the Company by DCAA have indicated no net repayment due from the Company. DTRA has indicated that they will consider DCAA’s audit findings, along with other internal information, in developing a recommendation for a settlement. The terms of a final settlement with DTRA may result in a payment to the Company or may require the Company to refund some of the amounts the Company previously received from DTRA.

U.S. Army Medical Research Acquisition Authority

In May 2012, the Company was awarded a one-year, $2,499,000 contract by the U.S. Army Medical Research Acquisition Authority to support its Phase 1 clinical study of ACHN-975, a product candidate from its LpxC inhibitor program. The Company recorded no revenues under this agreement during the three-month periods ended September 30, 2014 and 2013, respectively, and zero and $271,000 during the nine-month periods ended September 30, 2014 and 2013, respectively. There were no outstanding receivables under this contract as of September 30, 2014.

National Institute of Allergy and Infectious Diseases

In July 2014, the Company was awarded a one-year, $407,000 grant by the National Institute of Allergy and Infectious Diseases (NIAID) to conduct discovery research on novel antibiotics targeting gram-negative bacteria. The Company recorded no revenue under this grant during the three and nine-month periods ended September 30, 2014. There were no outstanding receivables under this grant as of September 30, 2014.

8. Borrowings

Oxford Finance and SVB Loan Agreement

In November 2011, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank (“SVB”), under which the Company borrowed $4,000,000 in November 2011, and the remaining $8,000,000 in April 2012, upon the occurrence of an IND Event.

During 2011 and 2012, in connection with the Loan Agreement, the Company issued warrants to Oxford Finance LLC and SVB to purchase 10,008 and 20,016 shares, respectively, of its Series C convertible preferred stock at an exercise price of $11.99 per share. The estimated fair value of these warrants at the date of issuance was approximately $86,000 and $163,000, respectively, and was recorded as a debt discount and was being amortized as interest expense over the term of the loan using the effective-interest method.

As of December 31, 2013, these warrants remained outstanding and exercisable. Immediately prior to the closing of the IPO, these warrants automatically converted into warrants exercisable for shares of common stock, resulting in the reclassification of the related preferred stock warrant liabilities to additional paid-in capital.

The loans were secured by substantially all of the Company’s assets, except for intellectual property. Under the Loan Agreement, the Company also agreed to certain restrictions regarding the pledging or encumbrance of its intellectual property. The Loan Agreement included customary administrative covenants, but did not include any financial maintenance or operating related covenants. The Company recorded interest expense related to the loan of zero and $243,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $351,000 and $832,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. The annual effective interest rates of the notes payable, including the accretion of the final payments, were approximately 11.9%–13.1%. The loans were paid off in full in June 2014.

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

In March 2013, the outstanding balance of the 2010 Wellcome Funding Agreement of $5,594,000, was converted into Series D convertible preferred stock at a conversion price that represented a 20% discount to the issue price. The debt discount was accreted over the life of the debt up to date of redemption, and the Company recorded interest expense related to the 2010 Wellcome Funding Agreement of $153,000 for the nine-month period ended September 30, 2013.

Convertible Notes Purchase Agreement

In November 2012, the Company entered into a Note Purchase Agreement (the “2012 Bridge Loan Agreement”) with a group of existing investors. On March 6, 2013, the investors under the 2012 Bridge Loan Agreement converted the outstanding loans and accrued interest totaling $2,732,000 into 227,784 shares of the Company’s Series D convertible preferred stock at a conversion price of $11.99 per share, which was the issuance price of Series D convertible preferred stock.

9. Equity Incentive Plans

In 2003, the Company adopted the Achaogen, Inc. Stock Incentive Plan (the “2003 Plan”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options, restricted stock, and stock grants. The options expire ten years after the grant date. As of September 30, 2014, there are no shares reserved for future awards under the 2003 Plan. Any such shares of common stock that are subject to awards under the 2003 Plan which are forfeited or lapse unexercised and which are not issued under the 2003 Plan became available for issuance under the Company’s 2014 Equity Incentive Award Plan (the “2014 Plan”).

In February 2014, the Company’s stockholders approved the 2014 Plan, which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant ISOs, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards and other stock-based awards for the purchase of that number of shares of common stock equal to the sum of (i) 963,636 shares of common stock, (ii) 121,555 shares of common stock that were reserved for issuance under the 2003 Plan that remained available for issuance under the 2003 Plan immediately prior to effectiveness of the 2014 Plan and (iii) any shares of common stock subject to awards under the 2003 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any common stock being issued. In addition, the number of shares of common stock that may be issued under the 2014 Plan is subject to annual increases, to be added on January 1 of each year beginning in 2015 and ending in 2024, in each case subject to the approval of the board of directors or the compensation committee of the board of directors, equal to the lesser of (i) 4% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 14,545,454 shares of stock may be issued under the 2014 Plan upon the exercise of ISOs. As of September 30, 2014, 694,646 shares were available for future issuance under the 2014 Plan.

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

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. The number of shares of common stock initially reserved for issuance under the ESPP was 145,454 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2015 and ending in 2024, in each case subject to the approval of the board of directors or the compensation committee of the board of directors, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the prior fiscal year or (ii) such number of shares as determined by the board of directors; provided, however, that no more than 3,181,818 shares of common stock may be issued under the ESPP. As of September 30, 2014, no shares of common stock had been issued under the ESPP and 145,454 shares remained available for future issuance under the ESPP. The option price per share of common stock to be paid by a participant upon exercise of the participant’s option on the applicable exercise date for an offering period shall be equal to 85% of the lesser of the fair market value of a share of common stock on (a) the applicable grant date or (b) the applicable exercise date. The first offering period is June 1, 2014 to November 30, 2014, and the Company’s common shares will be issued the first market day after the close of the offering period.

The following table summarizes stock option activity under the stock plans and related information:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2013	127,277	1,405,550	$5.68	7.56
Additional shares authorized	1,190,908	—
Options granted	(725,263)	725,263	$10.24
Options exercised	—	(47,196)	$2.16
Options forfeited	101,724	(101,724)	$4.96

Balance at September 30, 2014	694,646	1,981,893	$7.47	7.85

Stock-based compensation expense recognized for stock options granted to employees and non-employees in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Research and development	$171	$91	$424	$264
General and administrative	394	153	1,050	562

Total	$565	$244	$1,474	$826

As of September 30, 2014, approximately $4,483,000 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 2.81 years.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (years)	6.0	6.0-6.1	5.3-6.1	5.4-6.1
Volatility	70%	68%	67-70%	68-69%
Risk-free interest rate	2.0%	1.7%	1.7-2.0%	1.2-1.7%
Expected dividend yield	—	—	—	—

During the three months ended September 30, 2014 and 2013, the Company issued 52,500 and zero options to purchase common stock, respectively, that vest upon the achievement of market-based common stock price targets. During the nine months ended September 30, 2014 and 2013, the Company issued 168,977 and 23,770 options to purchase common stock, respectively, that vest upon the achievement of market-based common stock price targets. The fair values of these options were estimated at the grant date using a Monte-Carlo simulation model. The Monte-Carlo simulation model requires the use of a range of assumptions. The range of risk-free interest rates was 2.2% to 2.8%, expected volatility rates ranged from 60% to 70% and the dividend rate was 0%. The expected life assumption is not used in the Monte-Carlo simulation model, but the output of the model indicated an expected time to vest of 2.9 to 6.3 years. The associated stock-based compensation expense is being recognized on a straight-line basis over the implicit service period (expected time to vest) derived from that simulation model.

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

Overview

We are a clinical-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of novel antibacterials to treat multi-drug resistant (“MDR”) gram-negative infections. We are developing plazomicin, our lead product candidate, for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). In 2013, the Centers for Disease Control and Prevention identified CRE as a “nightmare bacteria” and an immediate public health threat that requires “urgent and aggressive action.” We initiated a Phase 3 superiority trial of plazomicin in the first quarter of 2014 and dosed our first patients in September 2014. Through the Special Protocol Assessment procedure, the U.S. Food and Drug Administration (“FDA”) has agreed that the design and planned analyses of our single pivotal Phase 3 trial adequately address objectives in support of a New Drug Application (“NDA”). We have also received FDA fast track designation for the development and regulatory review of plazomicin to treat serious and life-threatening CRE infections. We have global commercialization rights to plazomicin, which has patent protection in the United States extending through 2031. Plazomicin is the first clinical candidate from our gram-negative antibiotic discovery engine, and we have other programs in early and late preclinical stages focused on other MDR gram-negative infections.

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

We are primarily financing our operations with the proceeds of our IPO of common stock and funding under our contracts with government agencies. Currently, our plazomicin program is funded in part with a contract from BARDA, an agency of the U.S. Department of Health and Human Services. Our other programs are currently funded primarily with company funds, although we also have received a relatively small grant from the U.S. National Institutes of Health (the “NIH”). Historically, our preclinical programs have received funding support from organizations in addition to the NIH, such as the U.S. Department of Defense and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.

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

Biomedical Advanced Research and Development Authority (BARDA). We have received funding for our lead product candidate, plazomicin, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under our BARDA contract is $103.8 million. The contract also currently includes an option for additional work that has not yet been exercised by BARDA. The unexercised option relates to the conduct of an open-label safety trial, certain nonclinical studies to support an NDA and certain nonclinical biodefense studies. Potential funding under the unexercised option has not yet been determined, and we anticipate that BARDA will evaluate award of this option in 2015.

For the three-month periods ended September 30, 2014 and 2013, total revenue recognized under the BARDA Contract was $4.5 million and $4.3 million, respectively, and $15.7 million and $11.9 million, respectively, for the nine-month periods ended September 30, 2014 and 2013. Through September 30, 2014, a total of $55.2 million under the BARDA contract has been recorded as revenue, with $48.6 million remaining available from the funding currently committed under the contract.

U.S. Army Medical Research Acquisition Authority (USAMRAA). In May 2012, we were awarded a one-year $2.5 million contract from the U.S. Army Medical Research Acquisition Authority to support our Phase 1 clinical trial of ACHN-975. For the three-month period ended September 30, 2013, we did not recognize any revenue under the USAMRAA contract and for the nine-month period ended September 30, 2013, we recognized $0.3 million in revenue under this contract. No revenue was recognized during the three-month and nine-month periods ended September 30, 2014.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with research, discovery and preclinical studies of potential new drug compounds, plus product development efforts related to clinical trials and materials manufacturing processes. Research and development costs are expensed as incurred and include the following:

•	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	employee and consultant-related expenses, which include salaries, benefits, stock-based compensation and consulting fees;

•	third-party supplier expenses including the cost of acquiring and manufacturing clinical trial and other materials; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization or depreciation of leasehold improvements, equipment and laboratory supplies and other expenses.

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

During the nine-month period ended September 30, 2014, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Contract revenue	$4,520	$4,289	$231
Operating expenses:
Research and development	10,678	5,079	5,599
General and administrative	2,175	1,505	670

Loss from operations	(8,333)	(2,295)	(6,038)
Interest expense	—	(271)	271
Other income (expense), net	21	3	18

Net loss	$(8,312)	$(2,563)	$(5,749)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $0.2 million to $4.5 million in the three-month period ended September 30, 2014 from $4.3 million in the comparable period in 2013. This increase was mainly attributable to an increase in research and development services related to the Phase 3 clinical trial of plazomicin performed under our BARDA contract during the three-month period ended September 30, 2014.

Research and Development Expenses

Research and development (“R&D”) expenses increased $5.6 million to $10.7 million in the three-month period ended September 30, 2014 from $5.1 million in the comparable period in 2013. This was primarily due to recognition of a $4.0 million milestone license fee payable to Isis Pharmaceuticals upon dosing the first patients in our Phase 3 trial of plazomicin in September 2014, which we paid in October 2014, plus initiation of the Phase 3 clinical trial of plazomicin in the first quarter of 2014 which increased expenses by $1.3 million.

We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Research and development expenses by program:
Plazomicin	$8,920	$3,573	$5,347
Other research programs	1,758	1,506	252

Total research and development expenses	$10,678	$5,079	$5,599

General and Administrative Expenses

General and administrative expenses increased $0.7 million to $2.2 million for the three-month period ended September 30, 2014 from $1.5 million for the comparable period in 2013. The increase in general and administrative expenses was primarily due to an increase of $0.3 million in costs associated with being a public company including directors and officers liability insurance, directors’ fees, and professional fees, and an increase of $0.2 million in non-cash stock-based compensation costs.

Interest Expense

Interest expense decreased $0.3 million for the three-month period ended September 30, 2014 from $0.3 million for the comparable period in 2013. The decrease was primarily a result of the pay-off of loans outstanding.

Other Income (Expense), net

Other income (expense), net was approximately unchanged for the three-month period ended September 30, 2014 from the comparable period in 2013.

Comparison of the Nine-Month Periods Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Contract revenue	$15,711	$12,320	$3,391
Operating expenses:
Research and development	23,478	16,685	6,793
General and administrative	7,138	5,418	1,720

Loss from operations	(14,905)	(9,783)	(5,122)
Interest expense	(397)	(1,104)	707
Other income (expense), net	(20)	261	(281)

Net loss	$(15,322)	$(10,626)	$(4,696)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $3.4 million to $15.7 million in the nine-month period ended September 30, 2014 from $12.3 million in the comparable period in 2013. This increase was mainly attributable to an increase in research and development services related to the Phase 3 clinical trial of plazomicin performed under our BARDA contract during the nine-month period ended September 30, 2014.

Research and Development Expenses

R&D expenses increased $6.8 million to $23.5 million in the nine-month period ended September 30, 2014 from $16.7 million in the comparable period in 2013. This was primarily due to recognition of a $4.0 million milestone license fee payable to Isis Pharmaceuticals upon dosing the first patients in our Phase 3 trial of plazomicin in September 2014, which we paid in October 2014, plus initiation of the Phase 3 clinical trial of plazomicin in the first quarter of 2014 which increased expenses by $4.3 million. Partially offsetting this increase was a decrease of $1.5 million in expenses incurred for other research programs because the Phase 1 clinical trial of ACHN-975, from the LpxC inhibitor program, was active in 2013 but was discontinued prior to 2014.

We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013
	(in thousands)
Research and development expenses by program:
Plazomicin	$19,310	$10,992	$8,318
Other research programs	4,168	5,693	(1,525)

Total research and development expenses	$23,478	$16,685	$6,793

General and Administrative Expenses

General and administrative expenses increased $1.7 million to $7.1 million for the nine-month period ended September 30, 2014 from $5.4 million for the comparable period in 2013. The increase in general and administrative expenses was primarily due to an increase of $1.0 million in costs associated with being a public company including directors and officers liability insurance, directors’ fees, and professional fees, and an increase of $0.5 million in non-cash stock-based compensation costs.

Interest Expense

Interest expense decreased $0.7 million to $0.4 million in the nine-month period ended September 30, 2014 from $1.1 million in the comparable period in 2013. The decrease was primarily a result of the pay-off of loans outstanding plus the full amortization of the beneficial conversion features of our convertible loans with The Wellcome Trust Limited in March 2013.

Other Income (Expense), net

Other income (expense), net decreased by $0.3 million for the nine-month period ended September 30, 2014 from the comparable period in 2013 due principally to receipt of a payment in 2013 in connection with negotiations for a sublease arrangement.

Liquidity and Capital Resources

	Nine-Month Periods Ended September 30,
	2014	2013
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(5,487)	$(7,573)
Net cash used in investing activities	(25,408)	(120)
Net cash provided by financing activities	67,089	8,832

Net increase in cash and cash equivalents	$36,194	$1,139

Net cash used in operating activities was $5.5 million and $7.6 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The primary use of cash was to fund our operations related to the development of our product candidates. Cash used for the nine-month period ended September 30, 2014 decreased compared to the same period in 2013. The higher net loss from operations in 2014, up $4.8 million from 2013, was more than offset by a decrease in net working capital totaling $6.7 million. The decrease in working capital in 2014 was due to (i) a decrease in contracts receivable of $3.4 million, (ii) recognition of a $4.0 million milestone license fee payable to Isis related to dosing the first patients in our Phase 3 trial of plazomicin and (iii) partially offset by a decrease in other accounts payable of $0.8 million as a result of timing of our payments of IPO-related costs.

Net cash used in investing activities for the nine-month period ended September 30, 2014 increased compared to the same period in 2013 primarily due to the purchase of $25.2 million of short-term investments in 2014. Other uses of net cash in both periods resulted from purchases of property, plant and equipment to facilitate our increased research and development activities.

Net cash provided by financing activities was $67.1 million and $8.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively. The net cash provided by financing activities during the nine-month period ended September 30, 2014 was primarily related to proceeds from our IPO, which totaled $73.9 million net of issuance costs, partially offset by $6.9 million used for the full settlement of our bank loans with Oxford Finance LLC and SVB. The net cash provided by financing activities during the nine-month period ended September 30, 2013 was primarily related to the net proceeds of $12.2 million from the issuance of convertible preferred stock in the first tranche of our Series D convertible preferred stock financing in May 2013, offset by $3.4 million used for the repayment of notes payable to Oxford Finance LLC and SVB.

Plan of Operations and Future Funding Requirements

We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our pivotal Phase 3 trial of plazomicin. We believe our existing cash, cash equivalents and short-term investments, combined with the funds from the BARDA contract, will allow us to fund our operating plan through at least the next 12 months. In September 2014, we became obligated to make a $4.0 million payment to Isis Pharmaceuticals under our license agreement, which we paid in October 2014.

Assuming we receive the full amount of funding under our BARDA contract, including pursuant to their unexercised option, we believe that we will have sufficient resources to fund our Phase 3 trial of plazomicin through receipt of top-line data under our current operating plan. However, we do not expect that these funds will be sufficient to enable us to seek marketing approval for plazomicin or commercially launch plazomicin. Additionally, enrollment in our Phase 3 trial of plazomicin has been slower than we had anticipated and, as a result, our operating plan may change if enrollment continues to be slower than expected or as a result of factors currently unknown to us. We have initiated discussions with the FDA and the European Medicines Agency (“EMA”) regarding additional clinical trials that could support regulatory filings for plazomicin. We plan to provide an update on the development plan in the first quarter of 2015. If our current operating plan were to change, we may determine that we require additional funding earlier than previously planned.

We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin. We may seek such funding through public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Adequate additional funding may not be available to us on acceptable terms or at all. In addition, although we anticipate being able to obtain additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

There have not been any material changes to our exposure to market risk during the three-month period ended September 30, 2014. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Prospectus.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2013 and 2012, and the nine-month periods ended September 30, 2014 and 2013, we derived all of our revenue from government contracts for research and development. Our net losses for the years ended December 31, 2013 and 2012 were $13.1 million and $18.4 million, respectively. Our net losses for the nine-month periods ended September 30, 2014 and 2013 were $15.3 million and $10.6 million, respectively. As of September 30, 2014, we had an accumulated deficit of $144.0 million.

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

We currently have no products approved for sale, and since 2007, we have invested a significant portion of our efforts and financial resources in the development of plazomicin. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for and, ultimately, successfully commercialize plazomicin. In the first quarter of 2014, we initiated a pivotal Phase 3 superiority trial to evaluate the efficacy and safety of plazomicin in treating patients with serious gram-negative bacterial infections due to CRE and, in September 2014, we dosed our first patients in the trial. We have not conducted a clinical trial of plazomicin in patients with CRE infections, and we have no direct clinical evidence that plazomicin is effective in treating CRE infections in humans. Our Phase 2 trial evaluated the efficacy of plazomicin compared with levofloxacin in patients with complicated urinary tract infections (“cUTI”). Our ability to develop, obtain regulatory approval for, and successfully commercialize plazomicin effectively will depend on several factors, including the following:

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

We initiated our pivotal Phase 3 superiority trial for plazomicin in the first quarter of 2014 and we dosed our first patients in this trial in September 2014. Enrollment has been slower than we anticipated and we continue to evaluate and implement strategies to improve patient recruitment. We cannot be certain that the trial, or any other future clinical trials for plazomicin, or other product candidates, will begin on time, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate.

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product development and approval processes, and jeopardize our ability to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Patient enrollment in clinical trials is a function of many factors, including: the nature of clinical trial protocols, existence of competing protocols or treatments (if any), the size and longevity of the target patient population, proximity of patients to clinical sites and eligibility criteria for the clinical trials. Although we will continue to look for opportunities for faster regulatory approval of plazomicin or our other product candidates, including potential additional clinical trials, we cannot guarantee that such opportunities will arise, that the FDA or other regulatory authorities will agree with any proposals we make or that such proposals, even if approved, will be successful.

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

Our pivotal Phase 3 trial for plazomicin is subject to a number of specific risks arising from our clinical program and the design of the trial. We have not conducted a clinical trial of plazomicin in patients with CRE infections or with bloodstream infections or pneumonia, who are the subjects of our Phase 3 trial, and we have no direct clinical evidence that plazomicin is effective in treating CRE infections in humans. Our Phase 2 trial demonstrated that plazomicin was as effective as the comparator drug in treating cUTI arising from non-CRE bacteria. Although we believe that plazomicin will be effective in treating CRE infections in humans based upon our nonclinical in vitro and in vivo animal model study results, together with our Phase 2 trial results, these results are not necessarily predictive of the results in humans and we cannot guarantee that plazomicin will demonstrate the expected efficacy in our Phase 3 trial in patients. We also cannot guarantee that the projections made from our pharmacokinetic and pharmacodynamic models we developed from our nonclinical and clinical plazomicin studies will be validated in our Phase 3 trial.

Because our pivotal Phase 3 trial for plazomicin is enrolling patients with rare infections, finding a sufficient number of suitable patients with CRE infections to enroll in the trial will be a potential challenge. Enrollment of patients in this trial has been slower than we anticipated and we continue to evaluate and implement strategies to improve patient recruitment. In addition, we may face competition in enrolling suitable patients as a result of other companies conducting clinical trials for antibiotic product candidates treating similar infections, resulting in slower than anticipated enrollment in our trial. Enrollment delays in this trial may result in increased development costs for plazomicin, or slow down or halt our product development and approval process for plazomicin.

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

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. To gain approval to market a drug product, we must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of the product for the intended indication to the satisfaction of the FDA or other regulatory authority.

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

Similarly, we have solicited feedback on our planned Phase 3 superiority trial for plazomicin through the EMA’s scientific advice procedure and believe that this trial, if successful, will be acceptable to support a marketing application in the European Union (“EU”). However, this feedback is not a guarantee of approval, and we do not know how the EMA will interpret the data and results from our Phase 3 trial and other elements of our development program, whether they will require that we conduct one or more additional clinical trials or nonclinical studies to support potential approval, or whether plazomicin will receive any regulatory approvals in the EU. We have initiated discussions with the FDA and the EMA regarding additional clinical trials that could support regulatory filings for plazomicin. We plan to provide an update on the development plan in the first quarter of 2015.

Serious adverse events or undesirable side effects or other unexpected properties of plazomicin or any other product candidate may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an IRB, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If plazomicin or any of our other product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

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

As of September 30, 2014, we had working capital of $67.6 million and cash, cash equivalents and short-term investments of $72.0 million. Assuming we receive the full amount of funding under our BARDA contract, including under the unexercised option, under our operating plan, we believe we will have sufficient resources to fund our Phase 3 trial of plazomicin through receipt of top-line data. However, enrollment in our Phase 3 trial of plazomicin has been slower than anticipated and if this continues, or factors currently unknown to us arise, our operating plan may change and we may need to seek additional funds sooner than planned. We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin.

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

We are developing our lead product candidate plazomicin for the treatment of serious CRE infections, which constitute a growing but relatively small patient population. Antibiotics have historically been marketed towards broad patient populations at relatively low prices. We currently intend to seek pricing and reimbursement for plazomicin based on the superior mortality benefit and pharmacoeconomic advantages over existing treatments we are seeking to demonstrate in our Phase 3 trial. If we are unable to demonstrate such benefits, or if governmental or other third-party payors do not view the benefits as worth the cost, we will be unable to achieve our pricing and reimbursement objectives and our prospects for revenue and profitability will suffer.

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

There are a variety of available therapies marketed for the treatment of MDR infections that we would expect would compete with plazomicin, including tigecycline, which is marketed by Pfizer as Tygacil, other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B). Many of the available therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If plazomicin is approved, it may be priced at a premium over other competitive products. This may limit plazomicin’s adoption for MDR gram-negative infections.

There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Actavis and AstraZeneca are developing ceftazidime/avibactam and ceftaroline/avibactam for pneumonia and complicated urinary and intra-abdominal infections. Tetraphase Pharmaceuticals is developing eravacycline for complicated urinary and intra-abdominal infections, as well as pneumonia. The Medicines Company is developing Carbavance™ for complicated urinary tract infections and various infection types due to CRE. Merck is developing relebactam for complicated urinary and intra-abdominal infections, and potentially for pneumonia. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now Act (the “GAIN Act”). The GAIN Act provides incentives for the development of new, qualified infectious disease products, including adding five years to the otherwise applicable regulatory exclusivity period. These incentives, along with government contract funding and other incentives for antibiotic research, may result in more competition in the market for new antibiotics.

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

As of September 30, 2014, we had 43 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities, commercialize plazomicin or other product candidates and transition to becoming a public reporting company. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

We expect a significant portion of the funding for our pivotal Phase 3 superiority trial of plazomicin to come from our BARDA contract. BARDA may terminate our contract at any time for convenience and there can be no assurances that this contract will not be terminated. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of antibacterial products such as plazomicin. Although we are using a portion of the proceeds from our IPO to fund our plazomicin development program, any reduction or delay in BARDA funding may force us to suspend or terminate the program or seek alternative funding, which may not be available on non-dilutive terms, terms favorable to us or at all. Further, although our BARDA contract contains an unexercised option for additional funding to support the plazomicin development program, we have not determined the dollar amount of this option and cannot make any assurances as to when or whether the option will be exercised.

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

There is no assurance that we will receive payment from DTRA for additional expenses related to our LpxC inhibitor program, and the final settlement we may agree to with DTRA may require us to refund a portion of past payments received by us.

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

In connection with our claim for payment from DTRA, the DCAA has audited the expenses for which we are seeking payment, as well as the $33.5 million previously paid to us under the DTRA contract. The audit findings provided to us by DCAA have indicated no net repayment due from us. DTRA has indicated that they will consider DCAA’s audit findings, along with other internal information, in developing a recommendation for a settlement. The terms of a final settlement with DTRA may result in a payment to us or may require us to refund some of the amounts we previously received from DTRA.

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

There was no public market for our common stock prior to our IPO in March 2014, the trading volume of our common stock on The NASDAQ Global Market has been limited since then, and there can be no assurance that an active and liquid trading market for our common stock will be sustained. We cannot predict the extent to which investor interest in our company will lead to the development of or sustain an active trading market on The NASDAQ Global Market or otherwise or how liquid that market might become. If an active public market does not develop or is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration. Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to fluctuations in the market price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	announcements relating to our Phase 3 trial for plazomicin, including any periodic updates relating to timing or rate of enrollment of trial subjects, adverse events, site initiation, and timing of release of interim analyses and final trial results;

•	results from, or any delays in, clinical trial programs relating to our product candidates, including our Phase 3 trial for plazomicin;

•	any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long-term effects associated with the use of our product candidates;

•	manufacturing issues related to our product candidates for clinical trials or future products for commercialization;

•	commercial success and market acceptance of our product candidates following regulatory approval;

•	undesirable side effects caused by product candidates after they have entered the market;

•	spread of bacterial resistance to our product candidates;

•	ability to discover, develop and commercialize additional product candidates;

•	announcements relating to collaborations that we may enter into with respect to the development or commercialization of our product candidates, or the timing of payments we may make or receive under these arrangements;

•	announcements relating to the receipt, modification or termination of government contracts or grants, or the timing of payments we may receive under these arrangements;

•	success of our competitors in discovering, developing or commercializing products;

•	strategic transactions undertaken by us;

•	additions or departures of key personnel;

•	product liability claims related to our clinical trials or product candidates;

•	prevailing economic conditions;

•	business disruptions caused by earthquakes or other natural disasters;

•	disputes concerning our intellectual property or other proprietary rights;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	healthcare reform measures in the United States;

•	sales of our common stock by our officers, directors or significant stockholders;

•	future sales or issuances of equity or debt securities by us;

•	fluctuations in our quarterly operating results; and

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

Based on the beneficial ownership of our common stock as of September 30, 2014 (including options exercisable within 60 days of September 30, 2014), our officers and directors, together with holders as of immediately prior to the IPO of 5% or more of our then outstanding common stock and their respective affiliates, beneficially owned approximately 56.0% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of September 30, 2014, we have outstanding a total of 17,727,843 shares of common stock.

In addition, based on the number of shares subject to outstanding awards under our 2003 Plan or subject to outstanding awards or available for issuance under our 2014 Plan and ESPP, in each case, as of September 30, 2014, 2,821,993 shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under the 2003 Plan, 2014 Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. We have filed a registration statement permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, or ESPP to be freely resold by plan participants in the public market, applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 for shares. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increase occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

Certain holders of 1,746,461 shares of our common stock, warrants to purchase our capital stock and the 40,454 shares of common stock issuable upon exercise of those warrants are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

Date: November 10, 2014	ACHAOGEN, INC.

	By:	/s/ Derek A. Bertocci
Derek A. Bertocci
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	03/17/2014	3.1

3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	03/17/2014	3.2

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Achaogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.