Form 10-K/A
period 2014-12-31
Achaogen Inc
filed 2015-04-13
CIK 1301501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 16, 2015 (the “Original Filing Date”). The purpose of this Amendment No. 1 is to file an updated Exhibit Index and to file Exhibits 10.2(B) and 10.3(M)-10.3(Q), which are immaterial amendments to two of the Company’s material agreements.
Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:

1.	Financial Statements*

2.	Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits
See the Exhibit Index immediately following the signature page of this report.
* Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 16, 2015, which is being amended hereby.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2015	ACHAOGEN, INC.
	By:	/s/ Derek A. Bertocci
Derek A. Bertocci
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Form of Common Stock Certificate.	S-1/A	333-193559	2/25/2014	4.1
4.2	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.3	Warrant issued to Silicon Valley Bank on November 1, 2011.	S-1	333-193559	1/24/2014	4.5
4.4	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.5	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
10.1(A)†	License Agreement, dated January 25, 2006, by and between the registrant and Isis Pharmaceuticals, Inc.	S-1/A	333-193559	2/27/2014	10.5(A)
10.1(B)†	Letter Agreement, dated January 25, 2006, by and between the registrant and Isis Pharmaceuticals, Inc.	S-1	333-193559	1/24/2014	10.5(B)
10.2(A)†	Development Services Agreement, dated August 19, 2013, by and between the registrant and ARK Diagnostics, Inc.	S-1/A	333-193559	2/27/2014	10.6
10.2(B)	Amendment No. 1 dated April 1, 2014 to the Development Services Agreement dated August 19, 2013 by and between the registrant and ARK Diagnostics, Inc.					X
10.3(A)†	Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.	S-1/A	333-193559	2/27/2014	10.7(A)
10.3(B)
Modification 0001, dated February 24, 2011, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(B)
10.3(C)†
Modification 0003, dated August 18, 2011, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(C)
10.3(D)†
Modification 0004, dated July 16, 2012, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(D)
10.3(E)†
Modification 0006, dated September 20, 2012, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(E)

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number

10.3(F)†
Modification 0007, dated January 23, 2013, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(F)
10.3(G)†
Modification 0008, dated February 28, 2013, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(G)
10.3(H)†
Modification 0009, dated April 22, 2013, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(H)
10.3(I)†
Modification 0010, dated August 14, 2013, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(I)
10.3(J)†
Modification 0011, dated August 30, 2013, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(J)
10.3(K)†
Modification 0012, dated November 5, 2013, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(K)
10.3(L)†
Modification 0013, dated December 17, 2013, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		S-1	333-193559	1/24/2014	10.7(L)
10.3(M)
Modification 0014, dated April 14, 2014, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
X
10.3(N)
Modification 0015, dated May 12, 2014, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
X
10.3(O)
Modification 0016, dated July 10, 2014, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
X

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number

10.3(P)
Modification 0017, dated July 18, 2014, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
X
10.3(Q)
Modification 0018, dated December 17, 2014, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
X
10.4	Loan and Security Agreement, dated November 1, 2011, by and among the registrant, Oxford Finance LLC and Silicon Valley Bank.	S-1	333-193559	1/24/2014	10.8
10.5	Third Amended and Restated Investors’ Rights Agreement, dated March 6, 2013, by and among the registrant and certain stockholders.	S-1	333-193559	1/24/2014	10.15
10.6(A)	Amended and Restated Lease Agreement, dated December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(A)
10.6(B)	Letter Agreement, dated January 4, 2011, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(B)
10.6(C)	Letter Agreement, dated June 15, 2011, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(C)
10.6(D)	First Amendment, dated April 1, 2013, to that certain Amended and Restated Lease Agreement, dated December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(D)
10.6(E)	Second Amendment, dated June 28, 2013, to that certain Amended and Restated Lease Agreement, dated as of December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(E)
10.7(A)#	Achaogen, Inc. Amended and Restated 2003 Stock Plan, as amended.	S-8	333-195348	4/17/2014	99.1
10.7(B)#	Amendment to Amended and Restated 2003 Stock Plan, as amended.	10-K	001-36323	3/16/2015	10.8(B)
10.7(C)#	Form of Stock Option Agreement under Achaogen, Inc. Amended and Restated 2003 Stock Plan.	S-1	333-193559	1/24/2014	10.1(B)
10.8(A)#	Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-8	333-195348	4/17/2014	99.3
10.8(B)#	Form of Stock Option Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-1/A	333-193559	2/12/2014	10.2(B)
10.8(C)#	Form of Restricted Stock Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-1/A	333-193559	2/12/2014	10.2(C)
10.8(D)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	10-K	001-36323	3/16/2015	10.9(D)

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number

10.9#	Achaogen, Inc. 2014 Employee Stock Purchase Plan.	S-8	333-195348	4/17/2014	99.7
10.10(A)#	Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/16/2015	10.11(A)
10.10(B)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/16/2015	10.11(B)
10.10(C)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/16/2015	10.11(C)
10.11#	Change in Control Plan.	S-1	333-193559	1/24/2014	10.14
10.12#	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	333-193559	2/12/2014	10.3
10.13#	Offer Letter, dated January 24, 2011, by and between the registrant and Kenneth J. Hillan M.B., Ch.B.	S-1	333-193559	1/24/2014	10.10
10.14#	Offer Letter, dated February 14, 2014, by and between the registrant and Derek A. Bertocci.	S-1/A	333-193559	2/25/2014	10.17
10.15#	Offer Letter, dated June 24, 2014, by and between the registrant and Ian Friedland, M.D.	10-Q	001-36323	8/11/2014	10.1
10.16#	Offer Letter, dated May 2, 2011, by and between the registrant and Becki Filice.	S-1	333-193559	1/24/2014	10.11
10.17#	Offer Letter, dated July 27, 2011, by and between the registrant and Christine Murray.	S-1	333-193559	1/24/2014	10.12
10.18#	Offer Letter, dated December 29, 2012, by and between the registrant and Dennis Hom.	S-1	333-193559	1/24/2014	10.13
10.19#	Separation Agreement, dated March 31, 2014, by and between the registrant and Dennis Hom.	10-Q	001-36323	5/12/2014	10.1
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	10-K	001-36323	3/16/2015	23.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-36323	3/16/2015	31.1
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	10-K	001-36323	3/16/2015	31.2
31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	10-K	001-36323	3/16/2015	32.1
101.INS	XBRL Instance Document.	10-K	001-36323	3/16/2015	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-36323	3/16/2015	101.SCH

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-36323	3/16/2015	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-36323	3/16/2015	101.DEF
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-36323	3/16/2015	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-36323	3/16/2015	101.PRE

† Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.
# Indicates management contract or compensatory plan.
* The certification attached as Exhibit 32.1 that accompanies this Amendment No. 1 is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Achaogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1, irrespective of any general incorporation language contained in such filing.