Form 10-Q
period 2015-03-31
Achaogen Inc
filed 2015-05-11
CIK 1301501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-36323

ACHAOGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0533693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7000 Shoreline Court, Suite 371
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
As of May 1, 2015 there were 18,049,934 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Achaogen, Inc.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	March 31, 2015	December 31, 2014 (Note 1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,933	$18,881
Short-term investments	38,713	44,798
Contracts receivable	4,472	5,234
Prepaids and other current assets	605	520
Total current assets	66,723	69,433
Property and equipment, net	648	725
Restricted cash	127	127
Deposit and other assets	47	37
Total assets	$67,545	$70,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,947	$2,122
Accrued liabilities	3,254	3,266
Other current liabilities	132	128
Total current liabilities	7,333	5,516
Deferred rent	160	193
Total liabilities	7,493	5,709
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2015 and December 31, 2014; 18,049,934 and 17,907,135 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	18	18
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in-capital	215,117	213,527
Accumulated deficit	(155,079)	(148,900)
Accumulated other comprehensive loss	(4)	(32)
Total stockholders’ equity	60,052	64,613
Total liabilities and stockholders’ equity	$67,545	$70,322
See accompanying notes to condensed consolidated financial statements

Achaogen, Inc.
Condensed Consolidated Statements of Operations
(In thousands except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Contract revenue	$4,880	$5,988
Operating expenses
Research and development	7,879	6,605
General and administrative	3,231	2,617
Total operating expenses	11,110	9,222
Loss from operations	(6,230)	(3,234)
Interest expense	—	(179)
Other income (expense), net	51	(42)
Net loss	$(6,179)	$(3,455)
Basic and diluted net loss per common share	$(0.34)	$(1.00)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	17,998,390	3,456,088
See accompanying notes to condensed consolidated financial statements

Achaogen, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(6,179)	$(3,455)
Other comprehensive loss:
Net unrealized gain on available-for-sale securities	28	—
Total comprehensive loss	$(6,151)	$(3,455)
See accompanying notes to condensed consolidated financial statements

Achaogen, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,179)	$(3,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	88
Amortization of premium on short-term investments	167	—
Stock-based compensation expense	761	367
Revaluation of convertible preferred stock warrant liability	—	42
Non-cash interest expense relating to notes payable	—	72
Change in operating assets and liabilities:
Contracts receivable	762	1,203
Prepaids and other assets	(30)	1,715
Accounts payable and accrued liabilities	1,813	211
Other liabilities	(29)	(1)
Net cash (used in) provided by operating activities	(2,636)	242
Cash flows from investing activities:
Purchase of property and equipment	(22)	(7)
Purchase of short-term investments	(1,997)	—
Maturities of short-term investments	7,943	—
Net cash provided by (used in) investing activities	5,924	(7)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	75,181
Proceeds from the exercise of stock warrants	—	2
Proceeds from the exercise of stock options, net of repurchases	764	—
Repayment of notes payable	—	(1,219)
Net cash provided by financing activities	764	73,964
Net increase in cash and cash equivalents	4,052	74,199
Cash and cash equivalents, beginning of period	18,881	10,738
Cash and cash equivalents, end of period	$22,933	$84,937
Supplemental disclosures of noncash investing and financing information
Conversion of convertible preferred stock into common stock	$—	$132,278
Reclassification of warrant liability to additional paid-in-capital	$—	$286
Deferred initial public offering issuance costs	$—	$1,238
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
March 31, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Basis of Presentation and Consolidation
Achaogen, Inc. (together with its consolidated subsidiary, the “Company”) is a clinical-stage biopharmaceutical company committed to the discovery, development, and commercialization of novel antibacterial drugs to treat multi-drug resistant gram-negative infections. The Company is developing plazomicin, its lead product candidate, for the treatment of bacterial infections due to Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae. The Company is running an ongoing Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial of plazomicin and the first patients were enrolled in the trial in the third quarter of 2014. In addition, in the fourth quarter of 2015, the Company plans to commence a pivotal Phase 3 trial of plazomicin for the treatment of patients with complicated urinary tract infections.
The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all of its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.
Reclassifications
Prior period's other expense amounts in the consolidated statements of operations were reclassified to conform to the current year's presentation. Such reclassification did not impact our net loss or financial position.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The accompanying financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of liabilities, common stock and stock-based awards and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, contracts receivable, prepaid and other current assets, accounts payable, accrued liabilities, and other current liabilities approximate fair value due to their short-term maturities. Short-term investments consist of available-for-sale securities and are carried at fair value.
Cash and Cash Equivalents
Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of March 31, 2015 and December 31, 2014, cash and cash equivalents consisted of bank deposits, cash, and investments in money market funds.
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
Restricted Cash
At March 31, 2015 and December 31, 2014, the Company had long-term restricted cash of $127,000. The restricted cash, which consists of a money market account with one of the Company’s financial institutions, serves as collateral for a letter of credit provided as a security deposit under the Company’s facility lease. The facility lease expires on April 14, 2017.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company has one operating segment.
Customer Concentration
For the three-month periods ended March 31, 2015 and 2014, the Company’s revenue has been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of March 31, 2015 and December 31, 2014, the Company has not experienced any credit losses in such accounts or investments.
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
Recent Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01 “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This guidance eliminates from GAAP the concept of extraordinary items and is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning January 1, 2016. Early adoption is permitted. The Company does not anticipate it will have a material impact to its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU's effective date is for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The Company is assessing the potential effects of this ASU on its consolidated financial statements.
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
For the three-month periods ended March 31, 2015 and 2014, all potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares). Below are listed the potentially dilutive securities outstanding as of March 31, 2015 and 2014, respectively:

	March 31,
	2015	2014
Options to purchase common stock	1,993,555	1,772,171
Warrants to purchase common stock	30,024	40,454
In March 2015, warrants to purchase 10,430 shares of common stock with an exercise price of $13.42 expired. Warrants to purchase 30,024 shares of common stock at an exercise price of $11.99 remain outstanding as of March 31, 2015.
3. Fair Value Measurements
Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, contracts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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

As of March 31, 2015 and December 31 2014, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$977	$—	$—	$977
Level 1:
Restricted cash	127	—	—	127
Money market funds	21,956	—	—	21,956
Subtotal	22,083	—	—	22,083
Level 2:
Corporate debt securities	36,719	4	(8)	36,715
Commercial paper	1,998	—	—	1,998
Subtotal	38,717	4	(8)	38,713
	$61,777	$4	$(8)	$61,773
Reported as:
Cash and cash equivalents				$22,933
Short-term investments				$38,713
Restricted cash				$127

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$620	$—	$—	$620
Level 1:
Restricted cash	127	—	—	127
Money market funds	18,261	—	—	18,261
Subtotal	18,388	—	—	18,388
Level 2:
Corporate debt securities	44,830	—	(32)	44,798
	$63,838	$—	$(32)	$63,806
Reported as:
Cash and cash equivalents				$18,881
Short-term investments				$44,798
Restricted cash				$127
All available-for-sale securities held as of March 31, 2015 had maturities greater than three months, but less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of corporate debt obligations that were in unrealized loss positions totaled $21.4 million as of March 31, 2015. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such corporate debt obligations and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2015.
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
4. Balance Sheet Components
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued clinical and development expenses	$1,717	$1,618
Payroll and related bonus expenses	1,050	1,171
Other	487	477
	$3,254	$3,266
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
Through March 31, 2015, the Company has compensated Isis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of March 31, 2015 and December 31, 2014, the Company had no outstanding payments due under the agreement.
6. Government Contracts
Certain of the Company’s drug discovery and development activities are performed under contracts with U.S. government agencies. Management has determined that the Company is the principal participant in the following contract arrangements, and, accordingly, the Company records amounts earned under the arrangements as revenue. Costs incurred under revenue contracts are recorded as operating expenses in the Company's consolidated statements of operations.
Biomedical Advanced Research and Development Authority
In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA modified the contract to increase the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin to increase the total committed funding under this contract to $103,808,000. The Company recorded revenues of $4,841,000 and $5,988,000 under this agreement during the three-month periods ended March 31, 2015 and 2014, respectively.
Defense Threat Reduction Agency

In November 2012, the Defense Threat Reduction Agency (“DTRA”) terminated for convenience a contract with the Company that provided funding for the Company’s LpxC inhibitor program. In connection with the termination, the Company was seeking payment from DTRA for additional expenses the Company has incurred. In connection with the Company’s claim for payment from DTRA, the Defense Contract Audit Agency has audited the expenses for which the Company is seeking payment. On April 30, 2015, the Company reached a settlement of its claim with DTRA, see Note 9, Subsequent Event.
National Institute of Allergy and Infectious Diseases
In July 2014, the Company was awarded a one-year, $407,000 grant by the National Institute of Allergy and Infectious Diseases (NIAID) to conduct discovery research on novel antibiotics targeting gram-negative bacteria. The Company recorded revenues of $39,000 and zero under this grant during the three-month periods ended March 31, 2015 and 2014, respectively.
7. Borrowings
Oxford Finance and SVB Loan Agreement
In November 2011, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank (“SVB”), under which the Company borrowed $4,000,000 in November 2011, and the remaining $8,000,000 in April 2012. The loan principal balance, accrued interest and the final payment under the Loan Agreement totaling $4,454,000 were repaid in full in June 2014.
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
The Company recorded interest expense related to the loan of zero and $162,000 for the three-month periods ended March 31, 2015 and 2014, respectively.
8. Equity Incentive Plans
2014 Plan
In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective, January 1, 2015, the compensation committee of the board of directors approved an evergreen increase of 716,285 shares that may be granted in accordance with the terms of the 2014 Plan. As of March 31, 2015, 864,673 shares were available for future issuance under the 2014 Plan.
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
2014 Employment Commencement Incentive Plan
In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. The number of shares of common stock initially reserved for issuance under the Inducement Plan was 650,000 shares. As of March 31, 2015, there were no awards issued under the Inducement Plan.
2014 Employee Stock Purchase Plan
In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective, January 1, 2015, the board of directors approved an evergreen increase of 179,071 shares that may be granted in accordance with the terms of the ESPP. As of March 31, 2015, 17,795 shares of common stock have been issued to employees participating in the ESPP, and 306,730 shares are available for issuance under the ESPP.
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
In connection with the Board of Directors and stockholders approval of the 2014 Equity Incentive Award Plan (the “2014 Plan”), all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of March 31, 2015, a total of 1,055,799 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.
The following table summarizes stock option activity under the stock plans and related information:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2014	1,111,470	1,885,372	$7.95	7.62
Additional shares authorized	716,285	—
Options granted	(320,200)	320,200	$10.99
Options exercised	—	(142,799)	$5.80
Options cancelled	69,218	(69,218)	$8.43
RSUs granted	(75,200)	—
RSUs cancelled	13,100	—
Balance at March 31, 2015	1,514,673	1,993,555	$8.57	8.23
Stock-based compensation expense recognized for stock options granted to employees and non-employee directors in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three-Month Periods Ended March 31,
	2015	2014
Research and development	$312	$151
General and administrative	449	216
Total	$761	$367

As of March 31, 2015, approximately $6,360,000 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.32 years.
The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2015	2014
Expected term (years)	6.0 years	5.3–6.1 years
Expected volatility	70%	76%–77%
Risk-free interest rate	1.5%–1.8%	1.7%–1.9%
Expected dividend yield	—	—
Expected forfeiture rate	8.3%	7.8%
Restricted Stock Units Granted to Employees
During the three months ended March 31, 2015, the Company granted RSUs to employees to receive 75,200 shares of common stock under the stock plans with a weighted-average estimated grant-date fair value of $11.02 per share. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of March 31, 2015, there were unrecognized compensation costs of $2,081,000 related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 3.65 years.
A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2014	168,200	$9.33	$2,195
RSUs granted	75,200	$11.02
RSUs cancelled	(13,100)	$11.17
Balance, March 31, 2015	230,300	$9.78	$2,248
9. Subsequent Event
Effective April 30, 2015, the Company entered into a settlement of its claim with DTRA, a division of the U.S. Department of Defense. The net settlement of $7.1 million payable to the Company, together with sums previously received and entry into the settlement, constitutes payment in full and complete settlement of the amount due to the Company for the complete termination of the contract.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II – Other Information, Item 1A. Risk Factors below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
We are a clinical-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of novel antibacterials to treat multi-drug resistant ("MDR") gram-negative infections. Gram-negative bacteria are a subset of bacterial organisms distinguished by the presence of a second cell membrane. We are developing plazomicin, our lead product candidate, for the treatment of bacterial infections due to Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). Enterobacteriaceae are a family of related gram-negative bacteria that includes Escherichia coli and Klebsiella pneumoniae, and “carbapenem-resistant” strains are those that cannot be effectively treated with carbapenems, a class of antibiotics that is one of the last lines of defense against gram-negative bacteria. In 2013, the Centers for Disease Control and Prevention identified CRE as “nightmare bacteria” and an immediate public health threat that requires “urgent and aggressive action.”
Our development plan for plazomicin includes two Phase 3 clinical trials. A single, pivotal Phase 3 trial of plazomicin for the treatment of patients with complicated urinary tract infections (“cUTI”) is intended to support a new drug application ("NDA") to the U.S. Food and Drug Administration ("FDA") for approval of plazomicin. The cUTI trial will be a randomized, double blind, active controlled study in patients with cUTI and acute pyelonephritis and will allow broad enrollment of patients with gram-negative infections. In addition, we’ve reached agreement with the FDA that this will be a non-inferiority trial comparing plazomicin to meropenem with a 15% non-inferiority margin and a corresponding sample size of approximately 530 patients. We do not currently plan to conduct an additional safety study for plazomicin and we believe the plazomicin cUTI program, comprising the positive Phase 2 cUTI trial and planned Phase 3 cUTI trial, will satisfy the FDA-required safety database. Our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial is intended to support a supplemental NDA to the FDA for approval of plazomicin for the treatment of blood stream infections and pneumonia caused by CRE. We expect to commence the Phase 3 cUTI trial in the fourth quarter of 2015 with top-line results and an NDA submission expected in the second half of 2017. Our goal is to complete the Phase 3 CARE study and submit a supplemental NDA during the second half of 2018 and we anticipate that our Phase 3 CARE trial will be concluded before the commercial launch of plazomicin in cUTI. We have worked closely with the FDA to amend the protocol for the Phase 3 CARE trial with the goal to improve enrollment. We anticipate this amended protocol will be implemented starting in the second quarter of 2015, and at this time the original Special Protocol Assessment ("SPA") agreed to with the FDA for the Phase 3 CARE trial will no longer be effective. We do not currently intend to request a new SPA.
In 2012, the FDA granted fast track designation for the development and regulatory review of plazomicin to treat serious and life-threatening CRE infections. In 2014, plazomicin received Qualified Infectious Disease Product ("QIDP") designation from the FDA. The QIDP designation was created by the Generating Antibiotic Incentives Now ("GAIN") Act, which was part of the FDA Safety and Innovation Act and provides certain incentives for the development of new antibiotics, including priority review and an additional five years of market exclusivity.
Since commencing operations in 2004, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these functions. In addition to plazomicin, our research team is focused on discovering medicines with novel mechanisms of action for serious infections caused by gram-negative bacteria, including MDR Pseudomonas aeruginosa and MDR Acinetobacter baumannii. We are taking a multifaceted approach to identify new antibacterial agents through our research. Our goal is to nominate at least one clinical candidate from our small molecule or therapeutic antibody programs in 2015 and to file an investigational new drug application (“IND”) in 2016.
We are currently financing our operations with the proceeds of our IPO of common stock and funding under our contracts with government agencies. Currently, our plazomicin program is funded in part with a contract from the Biomedical Advanced Research and Development Authority ("BARDA"), an agency of the U.S. Department of Health and Human Services. We estimate that our Phase 3 cUTI trial will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via non-diluted sources such as government contracts, grants and debt. Our other programs are currently funded primarily with company funds, although we also have received a relatively small grant from the U.S. National Institutes of Health (the “NIH”). Historically, our preclinical programs have received funding support from organizations in addition to the NIH, such as the U.S. Department of Defense and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.
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
Financial overview
Contract Revenue
We have derived all of our revenue to date from funding provided under U.S. government contracts in connection with the development of our product candidates. Our product candidates are still in clinical and preclinical development and may never be successfully developed or commercialized. Other than this contract revenue from government funding, we do not expect to derive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products, which we do not expect will occur before 2018, if at all, or until such time that we potentially enter into collaboration agreements with third parties for the development and commercialization of such product candidates.
Biomedical Advanced Research and Development Authority (BARDA). We have received funding for our lead product candidate, plazomicin, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under our BARDA contract is $103.8 million. The contract also currently includes an option for additional work that has not yet been exercised by BARDA. Potential funding under the unexercised option has not yet been determined, and we anticipate that BARDA will evaluate award of this option during their fiscal year beginning October 1, 2015.
For the three-month periods ended March 31, 2015 and 2014, total revenue recognized under the BARDA Contract was $4.8 million and $6.0 million, respectively. Through March 31, 2015, a total of $64.3 million under the BARDA contract has been recorded as revenue, with $39.5 million remaining available from the funding currently committed under the contract.
Research and Development Expenses
Research and development ("R&D") expenses consist primarily of costs associated with research, discovery and preclinical studies of potential new drug compounds, plus product development efforts related to clinical trials and materials manufacturing processes. R&D costs are expensed as incurred and include the following:

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

We expect to continue to incur substantial expenses for the foreseeable future as we continue research programs and the development of our product candidates. In particular, we expect development costs associated with our plazomicin program to increase significantly as our Phase 3 trials progress. Since product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of research and clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our R&D expenses will increase in the future. In particular, in the fourth quarter of 2015, we plan to commence our pivotal Phase 3 cUTI trial which we estimate will necessitate additional Achaogen funding of $45 to $50 million to complete from 2015 through 2017.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. We anticipate general and administrative expenses will increase in future periods to support increased R&D activities.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
During the three-month period ended March 31, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations
Comparison of the Three-Month Periods Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Change
	2015	2014
	(in thousands)
Contract revenue	$4,880	$5,988	$(1,108)
Operating expenses:
Research and development	7,879	6,605	1,274
General and administrative	3,231	2,617	614
Loss from operations	(6,230)	(3,234)	(2,996)
Interest expense	—	(179)	179
Other income (expense), net	51	(42)	93
Net loss	$(6,179)	$(3,455)	$(2,724)
Contract Revenue

Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue decreased $1.1 million to $4.9 million in the three-month period ended March 31, 2015 from $6.0 million in the comparable period in 2014. This decrease was mainly attributable to a decrease in research and development services related to the Phase 3 CARE clinical trial of plazomicin performed under our BARDA contract during the three-month period ended March 31, 2015.
Research and Development Expenses
Research and development (“R&D”) expenses increased $1.3 million to $7.9 million in the three-month period ended March 31, 2015 from $6.6 million in the comparable period in 2014. This was primarily due to increases of $0.7 million in personnel related costs, $0.6 million in consulting and non-clinical costs for research programs other than plazomicin, and $0.8 million in plazomicin manufacturing and non-clinical costs not funded by BARDA, offset by a decrease of $0.8 million in plazomicin clinical costs related to the Phase 3 CARE trial funded by BARDA.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Three Months Ended March 31,		Change
	2015	2014
	(in thousands)
Research and development expenses by program:
Plazomicin	$5,839	$5,484	$355
Other research programs	2,040	1,121	$919
Total research and development expenses	$7,879	$6,605	$1,274
General and Administrative Expenses
General and administrative expenses increased $0.6 million to $3.2 million for the three-month period ended March 31, 2015 from $2.6 million for the comparable period in 2014. The increase in general and administrative expenses was primarily due to an increase of $0.4 million in costs associated with being a public company including directors and officers liability insurance, directors’ fees, and business consulting fees, and an increase of $0.2 million in non-cash stock-based compensation costs.
Interest Expense
Interest expense decreased $0.2 million for the three-month period ended March 31, 2015 from $0.2 million for the comparable period in 2014. The decrease was primarily a result of the pay-off in the second quarter of 2014 of all loans then outstanding.
Other Income (Expense), net
Other income (expense), net increased $0.1 million to $0.1 million for the three-month period ended March 31, 2015 from expense of $42,000 for the comparable period in 2014. Income for the three-month period ending March 31, 2015 relates to income earned on investments and expense for the three-month period ending March 31, 2014 relates to an increase of a preferred stock warrant liability.
Liquidity and Capital Resources

	Three-Month Periods Ended March 31,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash provided by (used in) operating activities	$(2,636)	$242
Net cash provided by (used in) investing activities	5,924	(7)
Net cash provided by financing activities	764	73,964
Net increase in cash and cash equivalents	$4,052	$74,199
Net cash used in operating activities was $2.6 million for the three-month period ended March 31, 2015. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the three-months period ended March 31, 2015 of $6.2 million was partially offset by non-cash charges of $0.1 million for depreciation and amortization, $0.2 million for amortization of premium on short-term investments and $0.8 million for stock-based compensation. The change in net operating assets of $2.5 million was due to the decrease in accounts receivable $0.8 million due to higher collection in the quarter and the increase in accounts payable and accrued liability of $1.8 million as a result of the timing of our payments.
Net cash provided by operating activities was $0.2 million for the three-month period ended March 31, 2014. The net loss from operations in the three-months ended March 31, 2014 of $3.5 million was more than offset by non-cash charges of $0.6 million and a decrease in net working capital of $3.1 million. Accounts receivable were reduced by $1.2 million due to earlier receipt of payment on our BARDA contract and prepaids and other assets decreased $1.7 million due to the one-time reclassification of prepaid IPO expenses against the gross IPO proceeds received in March.
Net cash provided by investing activities for the three-month period ended March 31, 2015 is a result of maturities in excess of purchases of short-term investments of $5.9 million. Other uses of net cash in both periods resulted from purchases of property, plant and equipment to facilitate our increased research and development activities.
Net cash provided by financing activities was $0.8 million and $74.0 million for the three-month periods ended March 31, 2015 and 2014, respectively. The net cash provided by financing activities during the three-month period ended March 31, 2015 were proceeds from stock options exercised. The net cash provided by financing activities during the three-month period ended March 31, 2014 was primarily related to proceeds from our recent IPO, which totaled $73.9 million net of issuance costs, partially offset by $1.2 million used for the repayment of notes payable to Oxford Finance LLC and SVB.
Plan of Operations and Future Funding Requirements
We expect to incur substantial expenditures in the foreseeable future for research, development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our clinical development of plazomicin. We believe our existing cash, cash equivalents and short-term investments, combined with the funds from the BARDA contract, will allow us to fund our operating plan through at least the next 12 months.
We do not expect that our current capital resources will be sufficient to enable us to seek marketing approval for plazomicin or commercially launch plazomicin. Additionally, we estimate that our Phase 3 cUTI trial will necessitate additional Achaogen funding of $45 to $50 million and that we will need to raise additional funds to pay for this trial.
We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin. We may obtain additional financing through public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. In addition, although we currently anticipate being able to generate additional financing through non-dilutive means, we may be unable to do so. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

•	continued funding under our contract with BARDA, including whether BARDA exercises an option to provide additional funding for plazomicin;

•	the size, timing and type of the nonclinical and clinical trials that we decide to pursue in the development of our product candidates, including plazomicin;

•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;

•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	the emergence of competing technologies and other adverse market developments;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts; and

•	the costs associated with being a public company.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
There have not been any material changes to our exposure to market risk during the three-month period ended March 31, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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
We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2014 and 2013 and the three months ended March 31, 2015, we derived all of our revenue from government contracts for research and development. Our net losses for the years ended December 31, 2014 and 2013 were $20.2 million and $13.1 million, respectively. Our net losses for the three months ended March 31, 2015 and 2014 were $6.2 million and $3.5 million, respectively. As of March 31, 2015, we had an accumulated deficit of $155.1 million.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to conduct our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial of our lead product candidate, plazomicin, initiate and conduct our Phase 3 cUTI (complicated urinary tract infection) trial of plazomicin, seek marketing approval for plazomicin, and continue the development of our other product candidates. Our expenses will also increase substantially if and as we:

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
We currently have no products approved for sale, and since 2007, we have invested a significant portion of our efforts and financial resources in the development of plazomicin. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for and, ultimately, successfully commercialize plazomicin. In September 2014, we dosed our first patients in our Phase 3 CARE trial, which we initially planned to serve as our pivotal registration trial for plazomicin. We have not previously conducted a clinical trial of plazomicin in patients with CRE infections, and we have no direct clinical evidence that plazomicin is effective in treating CRE infections in humans. Our Phase 2 trial evaluated the efficacy of plazomicin compared with levofloxacin in patients with cUTI. In March 2015, we announced that we would commence enrollment in a Phase 3 cUTI trial in the fourth quarter of 2015, which we now expect to serve as our registration trial for plazomicin. Our ability to develop, obtain regulatory approval for, and successfully commercialize plazomicin effectively will depend on several factors, including the following:

•	successful completion of our registration trial for plazomicin in cUTI and our Phase 3 CARE trial, which will depend substantially upon the satisfactory performance of third-party contractors;

•	receipt of marketing approvals from the U.S. Food and Drug Administration (the “FDA”) and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing and supply arrangements;

•	establishing a commercial infrastructure;

•	identifying and successfully establishing one or more collaborations to commercialize plazomicin;

•	acceptance of the product by patients, the medical community and third-party payors;

•	establishing market share while competing with other therapies;

•	successfully executing our pricing and reimbursement strategy;

•	a continued acceptable safety and adverse event profile of the product following regulatory approval; and

•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the product.
In addition, our product development program includes the development of an in vitro diagnostic (“IVD”) assay which must successfully complete a clinical performance study, conducted concurrently with and utilizing patient samples from our Phase 3 CARE trial of plazomicin, and be approved or cleared for marketing by the FDA and certain other foreign regulatory agencies, contemporaneously with the marketing approval of plazomicin for the treatment of blood stream infections and pneumonia caused by CRE, and then be commercialized concurrently with plazomicin in the associated markets. If we are unable to develop, receive marketing approval for plazomicin or the IVD assay in a timely manner or at all, we could experience significant delays or an inability to commercialize plazomicin for the treatment of blood stream infections and pneumonia caused by CRE, which would materially and adversely affect our business, financial condition, and results of operations.
Clinical drug development involves a lengthy and expensive process with uncertain outcomes that may lead to delayed timelines and increased cost, and may prevent us from being able to complete clinical trials.
Clinical testing is expensive, can take many years to complete, and its outcome and timeline is inherently uncertain. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in nonclinical and clinical studies for plazomicin do not ensure that our Phase 3 trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

The first patient in our Phase 3 CARE trial for plazomicin was enrolled in September 2014 and enrollment has continued at a rate slower than anticipated. In March 2015, based on discussions with the FDA, we amended the protocol for our Phase 3 CARE trial to accelerate the rate of patient enrollment in the Phase 3 CARE trial. The protocol amendments primarily provide for (i) expanded eligibility criteria, (ii) simpler study procedures to reduce the burden on patients and clinical sites and (iii) a change to the primary endpoint to a composite endpoint that includes all-cause mortality and a number of significant disease-related complications at day 28, which is expected to result in a higher event rate and to increase the statistical power of the trial. In addition to the protocol amendments, we are working with the local trial sites to accelerate enrollment in the Phase 3 CARE trial by adding study coordinators and enhancing our local presence by engaging directly with local physicians. We cannot be certain that our protocol amendments or our work at the clinical trial sites, once implemented, will accelerate the patient enrollment rate or overall likelihood of success of our Phase 3 CARE trial. Further, we anticipate this amended protocol will be implemented starting in the second quarter of 2015, and at this time the original SPA agreed to with the FDA for the Phase 3 CARE trial will no longer be effective and we do not currently intend to request a new SPA. In addition, we expect to commence a Phase 3 cUTI trial in the fourth quarter of 2015 with topline line results and an NDA submission expected in the second half of 2017. We cannot be certain that our Phase 3 cUTI trial or our Phase 3 CARE trial, or any other future clinical trials for plazomicin, or other product candidates, will begin on time, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate.
Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure:

•	to obtain regulatory approval to commence a trial in the countries where the trial is to be conducted;

•	to successfully initiate a clinical trial, enroll patients, and complete clinical trial activities in foreign countries;

•	to recruit and enroll suitable patients to participate in a trial;

•
to reach agreement on acceptable terms with prospective contract research organizations (“CROs”), clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	to obtain institutional review board (“IRB”) approval at each site;

•	to have patients complete a trial or return for post-treatment follow-up;

•	of clinical sites to adhere to trial protocols or continue to participate in a trial;

•	to address any patient safety concerns that arise during the course of a trial;

•	to address any conflicts with new or existing laws or regulations;

•	to add a sufficient number of clinical trial sites;

•	to manufacture sufficient quantities of product candidate for use in clinical trials; or

•	to ensure clinical trial sites comply with Good Clinical Practice guidelines.
Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product development and approval processes, and jeopardize our ability to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Patient enrollment in clinical trials is a function of many factors, including: the nature of clinical trial protocols, existence of competing protocols or treatments (if any), the size and longevity of the target patient population, proximity of patients to clinical sites and eligibility criteria for the clinical trials. Although we will continue to look for opportunities for faster regulatory approval of plazomicin or our other product candidates, we cannot guarantee that additional opportunities will arise, that the FDA or other regulatory authorities will agree with any additional proposals we make or that such additional proposals, even if approved, will be successful.
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
As of March 31, 2015, we had working capital of $59.4 million and cash, cash equivalents and short-term investments of $61.6 million. We believe our existing cash, cash equivalents and short-term investments, combined with the funds from the BARDA contract, will allow us to fund our operations through at least the next 12 months. We will require additional funding to conduct both of our Phase 3 trials and we expect our expenses to increase substantially as we prepare for and initiate our Phase 3 cUTI trial of plazomicin. In addition, our recent protocol amendments and other changes to our Phase 3 CARE trial are intended to increase the rate of patient enrollment in this trial; however, if the rate of patient enrollment continues to be slower than anticipated, we may decide to implement further changes to our clinical development plan for plazomicin, in which case, we will need to seek additional funds sooner than planned. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin.
We may obtain additional financing through public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. In addition, although we may generate additional financing through non-dilutive means, these non-dilutive sources of funding may be unavailable on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

•	continued funding under our contract with the Biomedical Advanced Research and Development Authority (“BARDA”);

•	the rate of progress and cost of our Phase 3 trials, any other clinical trials we may commence, preclinical studies and other discovery and research and development activities;

•	the size and type of the nonclinical studies that we decide to pursue in the development of our product candidates, including plazomicin;

•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	whether or not we decide to pursue additional or alternative pivotal trials for plazomicin;

•	the costs associated with bringing a plazomicin IVD assay to support therapeutic drug monitoring through development, approval, and commercialization;

•
the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including the preparation of a New Drug Application (“NDA”) for plazomicin, and any supplemental applications thereto;

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
Our Phase 3 cUTI trial for plazomicin is subject to a number of specific risks that may affect the timeline and outcome of the trial, including the use of a new comparator drug and our lack of experience with clinical trials in certain foreign countries.
Our Phase 3 cUTI trial for plazomicin is subject to a number of specific risks arising from our clinical program and the design of the trial. Although we have completed a Phase 2 clinical trial demonstrating that plazomicin was as effective as a comparator drug in treating cUTI, the results of our completed Phase 2 cUTI trial were based on a comparison to levofloxacin in treating cUTI and our Phase 3 cUTI trial will compare plazomicin to meropenem. This use of a different comparator may cause our Phase 3 cUTI trial results to be unsuccessful or less favorable than anticipated, particularly if meropenem is more effective than levofloxacin in treating patients with cUTI.
Comparisons to results from other reported clinical trials, including our completed Phase 2 cUTI clinical trial, can assist in evaluating the potential efficacy of plazomicin; however, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from different trials often cannot be reliably compared. Therefore, there is no assurance that the results of our Phase 3 cUTI trial for plazomicin will demonstrate safety and efficacy comparable to the results of trials conducted to date or will be sufficient to attain FDA approval.
See also the risk factor entitled “Serious adverse events or undesirable side effects or other unexpected properties of plazomicin or any other product candidate may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.”
Any failure to meet our endpoints in the Phase 3 cUTI trial or adequately address safety concerns would jeopardize our ability to obtain regulatory approval for and commercialize plazomicin on schedule, or at all, and significantly harm our business, financial condition, and prospects.
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
Because our Phase 3 CARE trial for plazomicin is enrolling patients with rare infections, finding a sufficient number of suitable patients with CRE infections to enroll in the trial has been a significant challenge. In addition, we may face competition in enrolling suitable patients as a result of other companies conducting clinical trials for antibiotic product candidates treating similar infections, resulting in slower than anticipated enrollment in our trial. In March 2015, based on discussions with the FDA, we amended the protocol for our Phase 3 CARE trial and these amendments are designed to accelerate the rate of patient enrollment in the Phase 3 CARE trial. Continued enrollment delays in this trial may result in increased development costs for plazomicin, or slow down or halt our product development and approval process for plazomicin. We may choose to further revise the enrollment protocol, commence new trials in a different patient population, or take other actions that may result in a substantial change in the clinical development program of plazomicin.
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
Our Phase 3 CARE trial is using a superiority design rather than a non-inferiority design. Based on the recently amended protocol amendment, in order to meet our primary endpoint, we must show that plazomicin is superior to the comparator therapy with respect to a composite endpoint that includes all-cause mortality and a number of significant disease-related complications at day 28. This is a different standard than most other antibiotic clinical trials, which are designed to show that the antibiotic is not inferior to the comparator therapy. We may be unable to demonstrate superiority or the anticipated pharmacoeconomic benefits of plazomicin therapy in our Phase 3 CARE trial. Our choice of a "mortality plus" endpoint means that success will depend to a significant degree on the accuracy of our assumptions about the rates of mortality and a number of significant disease-related complications in the comparator and plazomicin arms of our Phase 3 CARE trial. Although we believe we have been conservative in our assumptions, if, for example, patients in the comparator arm of our trial have significantly lower rates of mortality, or rates of applicable disease-related complications, than we expect, we may find that our trial is unfeasible or may have to enroll more patients at additional cost and delay. Further, if we choose to further revise our current trial protocol or complete an alternative pivotal trial for plazomicin, we may not be able to claim certain of the market and label benefits that a successful superiority trial could provide.
See also the risk factor entitled “Clinical drug development involves a lengthy and expensive process with uncertain outcomes that may lead to delayed timelines and increased cost, and may prevent us from being able to complete clinical trials.”
Failure to successfully validate, develop and obtain regulatory clearance or approval for our IVD assay could harm our product development strategy for plazomicin for the treatment of blood stream infections and pneumonia caused by CRE.
An important element of our clinical development strategy for plazomicin for the treatment of blood stream infections and pneumonia caused by CRE is the development of an IVD assay to measure levels of plazomicin in the blood, which will enable patients to receive safe and efficacious doses of plazomicin. In collaboration with ARK Diagnostics, Inc. (“ARK”), we are co-developing such an assay for our Phase 3 CARE study, which will be commercialized concurrently with plazomicin, if approved.
IVD assays are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore require separate regulatory clearance or approval prior to commercialization. An IVD assay that is required for safe and effective use of a drug is referred to as a companion diagnostic. The clinical development of novel therapeutics with a companion diagnostic is complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval. Specifically, on July 14, 2011, the FDA issued for comment a draft guidance document addressing the development and approval processes for “In Vitro Companion Diagnostic Devices.” According to the draft guidance, for novel therapeutic products such as plazomicin for the treatment of blood stream infections and pneumonia caused by CRE, a companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic. If the regulatory clearance or approval process for our IVD assay is delayed, our ability to commercialize plazomicin for the treatment of blood stream infections and pneumonia caused by CRE could be delayed until we receive regulatory clearance or approval for the companion diagnostic assay.
It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of our assay during the development and regulatory approval process. We also expect to develop the assay for use on additional analyzers beyond the current Roche Modular P. We, ARK or our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for and manufacturing of the assay with appropriate quality standards, similar to those we face with respect to our drug product candidates themselves. Failure to overcome these hurdles could have an adverse effect on our ability to obtain regulatory approval for or to obtain market acceptance for and to commercialize our assay or plazomicin for the treatment of blood stream infections and pneumonia caused by CRE.

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
We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency (the "EMA"), and we may never receive such approvals. To gain approval to market a drug product, we must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of the product for the intended indication to the satisfaction of the FDA or other regulatory authority.
We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that plazomicin will be successful in clinical trials or receive regulatory approval. Further, plazomicin may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approval for plazomicin, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market plazomicin for the treatment of blood stream infections and pneumonia caused by CRE, our revenue from this approval will be dependent, in part, upon our or a commercial partner’s ability to obtain regulatory approval of an IVD assay to be used with plazomicin for the treatment of blood stream infections and pneumonia caused by CRE, as well as upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.
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

•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval; or

•
failure to adequately demonstrate study conduct oversight, ensure data integrity, and that clinical study sites complied with the principles of Good Clinical Practice, such that we do not pass pre-approval inspections by the FDA or other foreign regulatory agencies.

Even if we eventually complete clinical testing and receive approval of an NDA or foreign regulatory filing for plazomicin, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve plazomicin for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of plazomicin. For example, we anticipate the NDA for plazomicin will initially be based on our Phase 3 cUTI trial and that, if approved, we anticipate the U.S. label will indicate that plazomicin is for use in patients with infections that have limited or no alternative antibiotic treatment options. In addition, we believe that the label will include in vitro data against antibiotic resistant pathogens in the microbiology section of the drug label. However, the FDA may approve a label that omits this in vitro data or that limits plazomicin to a more limited indication or narrower patient population, which may harm our ability to successfully commercialize plazomicin, if approved. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of plazomicin and would materially adversely impact our business and prospects. Any other product candidate we advanced to the marketing approval stage would also be subject to the risks delineated above.

Serious adverse events or other unexpected properties of plazomicin or any other product candidate may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.
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
To date, plazomicin has generally been well tolerated in clinical trials conducted in healthy subjects, subjects with renal impairment, and in patients with cUTI, and there have been no reports of serious adverse events related to plazomicin in our completed clinical trials. However, our Phase 3 cUTI trial and our Phase 3 CARE trial for plazomicin call for more extended dosing (up to 7 days for our cUTI trial and 7–14 days for our CARE trial) than our Phase 1 and 2 trials at the comparable dosage (up to five days), which may lead to additional or more severe adverse events than were reported in our Phase 1 and 2 trials. Toxicity in the kidneys and inner ear are the most significant identified risks for plazomicin, which are well-known risks for the aminoglycoside class of antibiotics. Hypotension is also a potential risk for plazomicin.
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
We cannot predict to what extent bacteria may develop resistance to plazomicin or how resistance could spread, which could affect the revenue potential for plazomicin.
We are developing plazomicin to treat multi-drug resistant infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. Furthermore, some resistance to plazomicin already exists and we cannot predict how the prevalence of bacterial resistance to plazomicin will change over time.
As with some other commercially available aminoglycosides, plazomicin is not active against organisms expressing a resistance mechanism known as ribosomal methyltransferase. Although occurrence of this resistance mechanism among CRE varies regionally and is currently rare in the United States, there have been isolated cases of infections by bacteria carrying ribosomal methyltransferase in the United States. We cannot predict whether ribosomal methyltransferase will become widespread in regions where we intend to market plazomicin if it is approved. The growth of MDR infections in community settings or in countries with poor public health infrastructures, or the potential use of plazomicin outside of controlled hospital settings, could contribute to the rise of plazomicin resistance. If resistance to plazomicin becomes prevalent, our ability to generate revenue from plazomicin could suffer.

We will be dependent on ARK to develop and manufacture our IVD assay for our Phase 3 CARE trial for plazomicin for the treatment of blood stream infections and pneumonia caused by CRE, and may become dependent on ARK to commercialize such IVD assay.
We will be dependent on the sustained cooperation and effort of ARK in the development and manufacture of our IVD assay for plazomicin for our Phase 3 CARE trial for the treatment of blood stream infections and pneumonia caused by CRE, including in the generation of analytical data for regulatory approval of such assay. We have also agreed to negotiate with ARK for a commercialization agreement for the IVD assay, and have agreed that any such commercialization agreement would provide ARK with the first right to commercialize the assay in the United States and the EU, and to manufacture and supply the assay worldwide for commercialization, while we would have the first right to commercialize the assay in any other country or territory, in addition to rights to commercialize the assay in the United States and the EU if ARK elects not to do so. Should we enter into such an agreement with ARK, we will be dependent on ARK with respect to such manufacturing and supply and with respect to commercialization in the United States and the EU. This will reduce our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards with respect to the assay.
If ARK does not successfully carry out its contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we may not be able to complete, or may be delayed in completing, the Phase 3 CARE trial and clearance or approval of the assay. We or ARK may encounter difficulties in developing the assay for commercial application in one or more countries, including issues in relation to automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such assay. If we do not enter into such a commercialization agreement with ARK, and ARK elects not to participate in the commercialization of the assay in the United States and/or the EU, we would have to find an alternative collaborator, which we may not be able to do on commercially reasonable terms, or at all. If ARK or any such alternative collaborator does not perform its contractual duties or obligations, experiences work stoppages, does not meet expected deadlines, terminates its agreements with us or needs to be replaced, or if they otherwise do not meet our expectations for development, manufacture or commercialization of the assay, we may need to enter into new arrangements with one or more alternative third parties for development, manufacture or commercialization of the assay or an alternative assay. We may not be able to do so on commercially reasonably terms, or within the terms of the commercialization agreement without amending such terms, or at all, which could adversely impact our business and results of operations related to plazomicin for the treatment of blood stream infections and pneumonia caused by CRE.
If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
Although a substantial amount of our efforts is focused, and will continue to be focused, on our Phase 3 trials and potential approval of our lead product candidate, plazomicin, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat multi-drug resistant bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new products. Other than plazomicin, all of our other potential product candidates remain in the discovery and preclinical stages.
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
Even if we obtain FDA or other regulatory approvals, and are able to launch plazomicin or any other product candidate commercially, the product candidate may not achieve market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. Market acceptance and market opportunity of any product candidate for which we receive approval depends on a number of factors, including:

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
We are developing our lead product candidate plazomicin for the treatment of serious CRE infections, which constitute a growing but relatively small patient population. Antibiotics have historically been marketed towards broad patient populations at relatively low prices. Based on the high unmet medical need in the treatment of CRE infections and the high costs of treating antibiotic resistant infections, we are targeting value-based pricing for plazomicin. If hospitals or governmental or other third-party payors do not view the benefits of plazomicin as worth the cost, we will be unable to achieve our pricing and reimbursement objectives and our prospects for revenue and profitability will suffer.
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
There are a variety of available therapies marketed for the treatment of MDR infections that we would expect would compete with plazomicin, including ceftazadime/avibactam, which is marketed by Actavis plc in the United States (anticipated to be marketed by AstraZeneca PLC outside the United States), tigecycline, which is marketed by Pfizer as Tygacil, other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B). Many of the available therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If plazomicin is approved, it may be priced at a premium over other competitive products. This may limit plazomicin’s adoption for MDR gram-negative infections.
There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Actavis plc and AstraZeneca PLC are developing ceftaroline/avibactam for pneumonia and complicated urinary and intra-abdominal infections. Tetraphase Pharmaceuticals is developing eravacycline for complicated urinary and intra-abdominal infections, as well as pneumonia. The Medicines Company is developing Carbavance™ for cUTI and various infection types due to CRE. Merck is developing relebactam for complicated urinary and intra-abdominal infections, and potentially for pneumonia. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.
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
As of March 31, 2015, we had 44 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

•	manage our Phase 3 trials, which are being (or are expected to be) conducted at multiple trial sites, and manage any other clinical trials;

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
Prior to our IPO in March 2014, we had not been subject to the reporting requirements of the Exchange Act of 1934, as amended (the "Exchange Act"), or the other rules and regulations of the Securities and Exchange Commission (the "SEC") or any securities exchange relating to public companies. We continue to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses associated with being a public company could be material, particularly after we cease to be an “emerging growth company.” Compliance with the various reporting and other requirements applicable to public companies require considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.
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

To date, we have not conducted a review of our internal controls for the purpose of providing a management report on the internal control over financial reporting. We cannot be certain as to the timing of completion of our evaluation, testing and remediation action or the impact of the same on our operations. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by The NASDAQ Stock Market LLC, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Deficient internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.
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
Our development of plazomicin as a countermeasure for diseases caused by antibiotic-resistant pathogens and biothreats is currently being funded in significant part through a contract with BARDA. We have also received funding in the past for other programs from DTRA and from the National Institutes of Health's National Institute of Allergy and Infectious Diseases division. Contracts funded by the U.S. government and its agencies, including our contract with BARDA, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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
We are dependent on our BARDA contract to fund our Phase 3 CARE trial of plazomicin and, under Option 3 of this contract, BARDA may elect to fund a portion of our Phase 3 cUTI trial. If we do not receive all of the funds under this contract, we may be forced to suspend or terminate either or both of these programs or obtain alternative sources of funding.
We expect a significant portion of the funding for our Phase 3 CARE trial of plazomicin will continue to come from our BARDA contract. In addition, under an unexercised option provided for in our BARDA contract (Option 3), BARDA may elect to fund a portion of our Phase 3 cUTI trial. BARDA may terminate our contract at any time for convenience and there can be no assurances that this contract will not be terminated. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of antibacterial products such as plazomicin. Although we are currently using a portion of the net proceeds from our IPO to fund our plazomicin development program, any reduction or delay in BARDA funding may force us to suspend or terminate the program or seek alternative funding, which may not be available on non-dilutive terms, terms favorable to us or at all. Further, although our BARDA contract contains an unexercised option for additional funding to support the plazomicin development program, we have not determined the dollar amount of this option and cannot make any assurances as to when or whether the option will be exercised.
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
U.S. government agencies such as the Department of Health and Human Services (“DHHS”) and the Defense Contract Audit Agency (the "DCAA") routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.
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
Risks Related to Our Common Stock
The price of our common stock may be volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.
There was no public market for our common stock prior to our IPO in March 2014, the trading volume of our common stock on The NASDAQ Global Market has been limited since then, and there can be no assurance that an active and liquid trading market for our common stock will be sustained. We cannot predict the extent to which investor interest in our company will lead to the development of or sustain an active trading market on The NASDAQ Global Market or otherwise or how liquid that market might become. If an active public market is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration. Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to volatility in the market price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•
announcements relating to our current development program for plazomicin, including any periodic updates relating to timing or rate of enrollment of trial subjects in our Phase 3 CARE trial and our Phase 3 cUTI trial, adverse events, site initiation, and timing of release of interim analyses and final trial results or revisions, modifications to our clinical development plan for plazomicin, including changes to enrollment protocols or additional clinical trials;

•	results from, or any delays in, clinical trial programs relating to our product candidates, including our Phase 3 trials;

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long-term effects associated with the use of our product candidates;

•	manufacturing issues related to our product candidates for clinical trials or future products for commercialization;

•	commercial success and market acceptance of our product candidates following regulatory approval;

•	undesirable side effects caused by product candidates after they have entered the market;

•	spread of bacterial resistance to our product candidates;

•	ability to discover, develop and commercialize additional product candidates;

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
Based on the beneficial ownership of our common stock as of March 31, 2015 (including options exercisable within 60 days of March 31, 2015), our officers and directors, together with holders of 5% or more of our then outstanding common stock and their respective affiliates, beneficially owned approximately 61% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.
To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 7, 2015, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which, subject to certain conditions, we may offer and sell shares of our common stock having an aggregate offering price of up to $30,000,000 from time to time through Cowen, acting as agent.
Any future debt financing may involve covenants that restrict our operations, including, among other restrictions, limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.
Future sales by our existing securityholders of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 31, 2015, we have outstanding a total of 18,049,934 shares of common stock.
In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our "2014 Plan"), our 2014 Employment Commencement Incentive Plan (our "Inducement Plan") and our 2014 Employee Stock Purchase Plan (our "ESPP"), in each case, as of March 31, 2015, 4,045,258 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed a registration statement permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, or ESPP to be freely resold by plan participants in the public market, applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 for shares. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increase occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.
As of March 31, 2015, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 30,024 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

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

Date: May 11, 2015	ACHAOGEN, INC.

	By:	/s/ Derek A. Bertocci
Derek A. Bertocci
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
10.1
Modification 0019, dated January 6, 2015, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated January August 30, 2010
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

Page 58 of 58