Form 10-Q
period 2015-06-30
Achaogen Inc
filed 2015-08-10
CIK 1301501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of August 5, 2015 there were 18,115,468 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Achaogen, Inc.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	June 30, 2015	December 31, 2014 (Note 1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,548	$18,881
Short-term investments	21,720	44,798
Contracts receivable	4,489	5,234
Prepaids and other current assets	854	520
Total current assets	66,611	69,433
Property and equipment, net	902	725
Restricted cash	127	127
Deposit and other assets	64	37
Total assets	$67,704	$70,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,988	$2,122
Accrued liabilities	3,189	3,266
Other current liabilities	147	128
Total current liabilities	7,324	5,516
Deferred rent	123	193
Total liabilities	7,447	5,709
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2015 and December 31, 2014; 18,115,468 and 17,907,135 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	18	18
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in-capital	216,208	213,527
Accumulated deficit	(155,965)	(148,900)
Accumulated other comprehensive loss	(4)	(32)
Total stockholders’ equity	60,257	64,613
Total liabilities and stockholders’ equity	$67,704	$70,322
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Operations
(In thousands except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contract revenue	$12,041	$5,203	$16,921	$11,191
Operating expenses
Research and development	10,088	6,195	17,967	12,800
General and administrative	2,882	2,346	6,113	4,963
Total operating expenses	12,970	8,541	24,080	17,763
Loss from operations	(929)	(3,338)	(7,159)	(6,572)
Interest expense	—	(217)	—	(397)
Other income (expense), net	43	—	94	(41)
Net loss	$(886)	$(3,555)	$(7,065)	$(7,010)
Basic and diluted net loss per common share	$(0.05)	$(0.20)	$(0.39)	$(0.66)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	18,070,045	17,690,951	18,034,416	10,612,843
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(886)	$(3,555)	$(7,065)	$(7,010)
Other comprehensive loss:
Net unrealized gain on available-for-sale securities	—	—	28	—
Total comprehensive loss	$(886)	$(3,555)	$(7,037)	$(7,010)
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,065)	$(7,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	172
Amortization of premium on short-term investments	279	—
Stock-based compensation expense	1,534	909
Revaluation of convertible preferred stock warrant liability	—	42
Non-cash interest expense relating to notes payable	—	209
Change in operating assets and liabilities:
Contracts receivable	745	1,954
Prepaids and other assets	(361)	1,266
Accounts payable and accrued liabilities	1,789	(940)
Other liabilities	(51)	(50)
Net cash used in operating activities	(2,929)	(3,448)
Cash flows from investing activities:
Purchase of property and equipment	(378)	(44)
Purchase of short-term investments	(1,997)	—
Maturities of short-term investments	24,824	—
Net cash provided by (used in) investing activities	22,449	(44)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	74,122
Proceeds from the exercise of stock warrants	—	2
Proceeds from issuance of common stock in conjunction with equity incentive plans	1,147	22
Repayment of notes payable	—	(6,896)
Net cash provided by financing activities	1,147	67,250
Net increase in cash and cash equivalents	20,667	63,758
Cash and cash equivalents, beginning of period	18,881	10,738
Cash and cash equivalents, end of period	$39,548	$74,496
Supplemental disclosures of noncash investing and financing information
Conversion of convertible preferred stock into common stock	$—	$132,278
Reclassification of warrant liability to additional paid-in-capital	$—	$286
Deferred initial public offering issuance costs	$—	$184
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
June 30, 2015
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.
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
Cash and Cash Equivalents
Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of June 30, 2015 and December 31, 2014, cash and cash equivalents consisted of bank deposits, cash, and investments in money market funds.
Short-term Investments
Short-term investments consist of debt securities with maturities greater than three months, but less than one year from the date of acquisition, and are classified as available for sale. Short-term investments are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a component of net unrealized gain on available-for-sale securities in the Company's consolidated statements of comprehensive loss. The amortized cost of debt securities reflects amortization of purchase premiums and accretion of purchase discounts to date, which is included in interest income.
The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value.
Restricted Cash
At June 30, 2015 and December 31, 2014, the Company had long-term restricted cash of $127,000. The restricted cash, which consists of a money market account with one of the Company’s financial institutions, serves as collateral for a letter of credit provided as a security deposit under the Company’s facility lease. The facility lease expires on April 14, 2017.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company has one operating segment.
Customer Concentration
For the three-month and six-month periods ended June 30, 2015 and 2014, the Company’s revenue has been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of June 30, 2015 and December 31, 2014, the Company has not experienced any credit losses in such accounts or investments.
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
Funds received from third parties under contract arrangements are recorded as revenue if the Company is deemed to be the principal participant in the contract arrangements because the activities under the contracts are part of the Company’s development programs. If the Company is not the principal participant, the funds from contracts are recorded as a reduction to research and development expense. Contract funds received are not refundable and are recognized when the related qualified research and development costs are incurred and when there is reasonable assurance that the funds will be received. Funds billed and received in advance are recorded as deferred revenue.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU's effective date is for interim and annual periods beginning after December 15, 2016. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). In July 2015, the FASB agreed to defer the effective date of the new standard by one year to annual and interim periods beginning after December 15, 2017. The Company is assessing the potential effects of this ASU on its consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The ASU is effective for interim and annual periods beginning after December 15, 2015. Adoption of the ASU is retrospective to each prior period presented. The Company does not anticipate that the adoption of the ASU will have a material impact on its condensed consolidated balance sheets.
Net Loss Per Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive common share equivalents outstanding during the period. For purposes of this calculation, preferred stock, stock options, restricted stock units and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Because the Company has reported a net loss in all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock. For purposes of calculating net loss per common share for the six-month period ended June 30, 2014, the preferred stock converted to common stock was included in the net loss per common share calculation on a post-conversion basis based on the conversion date.
For the three-month and six-month periods ended June 30, 2015 and 2014, all potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares). Below are listed the potentially dilutive securities outstanding as of June 30, 2015 and 2014, respectively:

	June 30,
	2015	2014
Options to purchase common stock	1,956,570	1,796,678
Restricted stock units	222,700	—
Warrants to purchase common stock	30,024	40,454
In March 2015, warrants to purchase 10,430 shares of common stock with an exercise price of $13.42 expired. Warrants to purchase 30,024 shares of common stock at an exercise price of $11.99 remain outstanding as of June 30, 2015.
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

As of June 30, 2015 and December 31 2014, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$6,489	$—	$—	$6,489
Level 1:
Restricted cash	127	—	—	127
Money market funds	33,059	—	—	33,059
Subtotal	33,186	—	—	33,186
Level 2:
Corporate debt securities	19,724	—	(4)	19,720
Commercial paper	2,000	—	—	2,000
Subtotal	21,724	—	(4)	21,720
	$61,399	$—	$(4)	$61,395
Reported as:
Cash and cash equivalents				$39,548
Short-term investments				$21,720
Restricted cash				$127

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$620	$—	$—	$620
Level 1:
Restricted cash	127	—	—	127
Money market funds	18,261	—	—	18,261
Subtotal	18,388	—	—	18,388
Level 2:
Corporate debt securities	44,830	—	(32)	44,798
	$63,838	$—	$(32)	$63,806
Reported as:
Cash and cash equivalents				$18,881
Short-term investments				$44,798
Restricted cash				$127
All available-for-sale securities held as of June 30, 2015 had maturities greater than three months, but less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of corporate debt obligations that were in unrealized loss positions totaled $11.7 million as of June 30, 2015. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such corporate debt obligations and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month and six-month periods ended June 30, 2015.
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
4. Balance Sheet Components
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued clinical and development expenses	$1,350	$1,618
Payroll and related bonus expenses	1,571	1,171
Other	268	477
	$3,189	$3,266
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
Through June 30, 2015, the Company has compensated Isis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of June 30, 2015 and December 31, 2014, the Company had no outstanding payments due under the agreement.
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
Biomedical Advanced Research and Development Authority
In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA modified the contract to increase the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin to increase the total committed funding under this contract to $103,808,000. The Company recorded revenues of $4,876,000 and $5,203,000 under this agreement during the three-month periods ended June 30, 2015 and 2014, respectively, and $9,717,000 and $11,191,000 during the six-month periods ended June 30, 2015 and 2014, respectively.

Defense Threat Reduction Agency
In November 2012, the Defense Threat Reduction Agency (“DTRA”), a division of the U.S. Department of Defense, terminated for convenience a contract with the Company to develop novel antibacterials for the treatment of biodefense pathogens. In connection with the termination, the Company sought payment from DTRA for additional expenses the Company had incurred. Effective April 30, 2015, the Company reached a settlement of its claim with DTRA. The net settlement of $7,122,000 was recorded as contract revenue during the three months ended June 30, 2015. Together with sums previously received, it constitutes complete and final settlement of the contract.
National Institute of Allergy and Infectious Diseases
In July 2014, the Company was awarded a one-year, $407,000 grant by the National Institute of Allergy and Infectious Diseases (NIAID) to conduct discovery research on novel antibiotics targeting gram-negative bacteria. In July 2015, NIH extended the grant term through July 31, 2016. The Company recorded revenues of $43,000 and zero under this grant during the three-month periods ended June 30, 2015 and 2014, respectively, and $82,000 and zero during the six-month periods ended June 30, 2015 and 2014, respectively.
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
Immediately prior to the closing of the IPO, these warrants automatically converted into warrants exercisable for shares of common stock, resulting in the reclassification of the related preferred stock warrant liabilities to additional paid-in capital. As of June 30, 2015, these warrants remained outstanding and exercisable.
The Company recorded interest expense related to the loan of $189,000 and $351,000 for the three-month and six-month periods ended June 30, 2014, respectively.
8. Equity Incentive Plans
2014 Plan
In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective, January 1, 2015, the compensation committee of the board of directors approved an evergreen increase of 716,285 shares that may be granted in accordance with the terms of the 2014 Plan. As of June 30, 2015, 870,140 shares were available for future issuance under the 2014 Plan.
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
2014 Employment Commencement Incentive Plan
In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. The number of shares of common stock initially reserved for issuance under the Inducement Plan was 650,000 shares. As of June 30, 2015, there were no awards issued under the Inducement Plan.
2014 Employee Stock Purchase Plan
In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective, January 1, 2015, the board of directors approved an evergreen increase of 179,071 shares that may be granted in accordance with the terms of the ESPP. As of June 30, 2015, 44,211 shares of common stock have been issued to employees participating in the ESPP, and 280,314 shares are available for issuance under the ESPP.
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
In connection with the Board of Directors and stockholders approval of the 2014 Equity Incentive Award Plan (the “2014 Plan”), all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of June 30, 2015, a total of 996,256 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.
The following table summarizes stock option activity under the stock plans and related information:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2014	1,111,470	1,885,372	$7.95	7.62
Additional shares authorized	716,285	—
Options granted	(380,200)	380,200	$10.13
Options exercised	—	(181,917)	$5.57
Options cancelled	127,085	(127,085)	$9.84
RSUs granted	(75,200)	—
RSUs cancelled	20,700	—
Balance at June 30, 2015	1,520,140	1,956,570	$8.47	8.04

Stock-based compensation expense recognized for stock options granted to employees and non-employee directors in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Research and development	$348	$102	$660	$253
General and administrative	425	440	874	656
Total	$773	$542	$1,534	$909
As of June 30, 2015, approximately $5,813,000 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.02 years.
The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (years)	5.4 years	6.0 years	5.4–6.0 years	5.3–6.1 years
Expected volatility	65%	77%	65%–70%	76%–77%
Risk-free interest rate	1.9%	1.9%	1.5%–1.9%	1.7%–1.9%
Expected dividend yield	—	—	—	—
Expected forfeiture rate	8.6%	7.7%	8.3%–8.6%	7.7%–7.8%
Restricted Stock Units Granted to Employees
During the six-month period ended June 30, 2015, the Company granted RSUs to employees to receive 75,200 shares of common stock under the stock plans with a weighted-average estimated grant-date fair value of $11.02 per share. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of June 30, 2015, there were unrecognized compensation costs of $1,867,000 related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 3.41 years.
A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2014	168,200	$9.33	$2,195
RSUs granted	75,200	$11.02
RSUs cancelled	(20,700)	$10.45
Balance, June 30, 2015	222,700	$9.78	$1,343
9. Subsequent Events
Effective July 1, 2015, the Company was awarded a contract by NIAID for $1.5 million over the next twelve months, with additional funding of up to $3.0 million available over the following three years if all options are exercised under the contract.
On August 5, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. (the “Lender”) pursuant to which the Lender agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019, subject to certain conditions to funding. An initial $15.0 million term loan was funded at closing on August 5, 2015, and funding of an additional $10.0 million term loan is contingent upon the Company receiving at least $25.0 million in net proceeds from the sale of its common stock by no later than August 15, 2016. Borrowings under the term loans bear interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The Company is currently required to make interest-only payments through February 2017, and beginning on March 1, 2017 the Company is required to make monthly payments of interest plus equal monthly payments of principal over a term of 30 m onths. If the Company receives $35.0 million in net proceeds from the sale or issuance of stock, convertible subordinated notes, collaboration agreements, grants or research or development contracts and achieves 50% enrollment in its Phase 3 cUTI trial, in each case prior to March 1, 2017, the Company will be permitted to make interest-only payments through August 2017 rather than February 2017 and, beginning on September 1, 2017 the Company would be required to make monthly payments of interest plus equal monthly payments of principal over a term of 24 months. The term loans are secured by substantially all of the assets of the Company, except for the Company's intellectual property which is subject to a negative pledge. The Loan Agreement includes a closing fee of $250,000 which was paid at closing, and the Company is obligated to pay a fee equal to 8% of the term loans funded upon the earliest to occur of the maturity date, the acceleration of the term loans and the voluntary prepayment of the term loans. The Company may voluntarily prepay all, but not less than all, of the outstanding term loans. The Loan Agreement contains customary representations, warranties and covenants. In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable.
On August 5, 2015, pursuant to the Loan Agreement, the Company entered into a Success Fee Agreement with the Lender under which the Company agreed to pay the Lender $1.0 million (the “Success Fee”) if the Company obtains FDA approval to market plazomicin. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our development plan for plazomicin includes two Phase 3 clinical trials. A single, pivotal Phase 3 trial of plazomicin for the treatment of patients with complicated urinary tract infections (“cUTI”) is intended to support a new drug application ("NDA") to the U.S. Food and Drug Administration ("FDA") for approval of plazomicin. The cUTI trial is a randomized, double blind, active controlled study in patients with cUTI and acute pyelonephritis and allows broad enrollment of patients with gram-negative infections. In addition, we’ve reached agreement with the FDA that this is a non-inferiority trial comparing plazomicin to meropenem with a 15% non-inferiority margin and a corresponding sample size of approximately 530 patients. We do not currently plan to conduct an additional safety study for plazomicin and we believe the plazomicin cUTI program, comprising the positive Phase 2 cUTI trial and the Phase 3 cUTI trial, will satisfy the FDA-required safety database. Our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial is intended to support a supplemental NDA to the FDA for approval of plazomicin for the treatment of blood stream infections and pneumonia caused by CRE. We expect to commence the Phase 3 cUTI trial in the fourth quarter of 2015 with top-line results and an NDA submission expected in the second half of 2017. Our goal is to complete the Phase 3 CARE study and submit a supplemental NDA during the second half of 2018 and we anticipate that our Phase 3 CARE trial will be concluded before the commercial launch of plazomicin in cUTI. We have worked closely with the FDA to amend the protocol for the Phase 3 CARE trial with the goal to improve enrollment. We began to implement this amended protocol in the second quarter of 2015. The original Special Protocol Assessment ("SPA") agreed to with the FDA for the Phase 3 CARE trial is no longer effective and we do not intend to request a new SPA.
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
We are currently financing our operations with the proceeds of our IPO of common stock and funding under our contracts with government agencies. Currently, our plazomicin program is funded in part with a contract from the Biomedical Advanced Research and Development Authority ("BARDA"), an agency of the U.S. Department of Health and Human Services. We estimate that our Phase 3 cUTI trial will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via non-diluted sources such as government contracts, grants and debt. Our other programs are currently funded primarily with company funds, although we also have received two contracts from the U.S. National Institutes of Health (the “NIH”), one for $0.4 million and a second for $1.5 million, with additional funding of up to $3.0 million available over the following three years if all options are exercised. Historically, our preclinical programs have received funding support from organizations in addition to the NIH, such as the U.S. Department of Defense and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.
On March 17, 2014, we completed our IPO of common stock. We sold 6,900,000 shares of our common stock, which included 900,000 shares issued as a result of the underwriters exercising their over-allotment option in full. We received cash proceeds of approximately $73.9 million from the IPO, net of underwriting commissions and related expenses.
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million subject to certain conditions to funding, $15.0 million of which was provided to us on August 5, 2015.
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
For the three-month periods ended June 30, 2015 and 2014, total revenue recognized under the BARDA Contract was $4.9 million and $5.2 million, respectively, and $9.7 million and $11.2 million, respectively, for the six-month periods ended June 30, 2015 and 2014. Through June 30, 2015, a total of $69.2 million under the BARDA contract has been recorded as revenue, with $34.6 million remaining available from the funding currently committed under the contract.
Defense Threat Reduction Agency (DTRA). In November 2012, the Defense Threat Reduction Agency (“DTRA”), a division of the U.S. Department of Defense, terminated for convenience a contract with us to develop novel antibacterials for the treatment of biodefense pathogens. In connection with the termination, we sought payment for additional expenses we had incurred. Effective April 30, 2015, we reached a settlement of our claim with DTRA. The net settlement of $7.1 million, together with sums previously received, constitutes complete and final settlement of the contract.
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
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D. We anticipate general and administrative expenses will increase in future periods to support increased R&D activities.
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
During the six-month period ended June 30, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
Comparison of the Three-Month Periods Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Change
	2015	2014
	(in thousands)
Contract revenue	$12,041	$5,203	$6,838
Operating expenses:
Research and development	10,088	6,195	3,893
General and administrative	2,882	2,346	536
Loss from operations	(929)	(3,338)	2,409
Interest expense	—	(217)	217
Other income (expense), net	43	—	43
Net loss	$(886)	$(3,555)	$2,669
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $6.8 million to $12.0 million in the three-month period ended June 30, 2015 from $5.2 million in the comparable period in 2014. The increase was due to a $7.1 million settlement of our claim with DTRA related to our research contract, partially offset by a $0.3 million decrease due to lower R&D spending on the Phase 3 CARE clinical trial of plazomicin performed under our BARDA contract.
Research and Development Expenses
R&D expenses increased $3.9 million to $10.1 million in the three-month period ended June 30, 2015 from $6.2 million in the comparable period in 2014. This was primarily due to increases of $1.9 million of external expenses related to our Phase 3 cUTI trial of plazomicin, $1.0 million in personnel and overhead related costs, $0.6 million in consulting and non-clinical costs for research programs other than plazomicin and $0.4 million in other plazomicin related costs.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Three Months Ended June 30,		Change
	2015	2014
	(in thousands)
Research and development expenses by program:
Plazomicin	$7,732	$4,907	$2,825
Other research programs	2,356	1,288	$1,068
Total research and development expenses	$10,088	$6,195	$3,893
General and Administrative Expenses
General and administrative expenses increased $0.6 million to $2.9 million for the three-month period ended June 30, 2015 from $2.3 million for the comparable period in 2014. The increase in general and administrative expenses was primarily due to an increase of $0.3 million in personnel related costs and an increase of $0.2 million in business consulting fees associated with being a public company.
Interest Expense
Interest expense decreased $0.2 million for the three-month period ended June 30, 2015 from $0.2 million for the comparable period in 2014. The decrease was primarily a result of the pay-off in the second quarter of 2014 of all loans then outstanding.

Other Income (Expense), net
Other income (expense), net remained relatively flat for the three-month period ended June 30, 2015 with the comparable period in 2014.
Comparison of the Six-Month Periods Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Change
	2015	2014
	(in thousands)
Contract revenue	$16,921	$11,191	$5,730
Operating expenses:
Research and development	17,967	12,800	5,167
General and administrative	6,113	4,963	1,150
Loss from operations	(7,159)	(6,572)	(587)
Interest expense	—	(397)	397
Other income (expense), net	94	(41)	135
Net loss	$(7,065)	$(7,010)	$(55)
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $5.7 million to $16.9 million in the six-month period ended June 30, 2015 from $11.2 million in the comparable period in 2014. The increase was due to a $7.1 million settlement of our claim with DTRA related to our research contract, partially offset by a $1.4 million decrease in contract revenue primarily attributable to higher start up costs in 2014 of our Phase 3 CARE clinical trial of plazomicin performed under our BARDA contract.
Research and Development Expenses
R&D expenses increased $5.2 million to $18.0 million in the six-month period ended June 30, 2015 from $12.8 million in the comparable period in 2014. This was primarily due to increases of $1.9 million of external expenses related to our Phase 3 cUTI trial of plazomicin, $1.8 million in personnel and overhead related costs, $1.2 million in consulting and non-clinical costs for research programs other than plazomicin and $0.3 million in other plazomicin related costs.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Six Months Ended June 30,		Change
	2015	2014
	(in thousands)
Research and development expenses by program:
Plazomicin	$13,571	$10,390	$3,181
Other research programs	4,396	2,410	$1,986
Total research and development expenses	$17,967	$12,800	$5,167
General and Administrative Expenses
General and administrative expenses increased $1.1 million to $6.1 million for the six-month period ended June 30, 2015 from $5.0 million for the comparable period in 2014. The increase in general and administrative expenses was primarily due to an increase of $0.6 million in costs associated with being a public company including directors and officers liability insurance, directors’ fees, and business consulting fees, and an increase of $0.5 million in personnel related costs.
Interest Expense

Interest expense decreased $0.4 million for the six-month period ended June 30, 2015 from $0.4 million for the comparable period in 2014. The decrease was primarily a result of the pay-off in the second quarter of 2014 of all loans then outstanding.
Other Income (Expense), net
Other income (expense), net increased $0.1 million to $0.1 million for the six-month period ended June 30, 2015 from expense of $41,000 for the comparable period in 2014. Other income for the six-month period ending June 30, 2015 relates to income earned on investments and other expense for the six-month period ending June 30, 2014 relates to an increase of a preferred stock warrant liability.
Liquidity and Capital Resources

	Six-Month Periods Ended June 30,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash provided by (used in) operating activities	$(2,929)	$(3,448)
Net cash provided by (used in) investing activities	22,449	(44)
Net cash provided by financing activities	1,147	67,250
Net increase in cash and cash equivalents	$20,667	$63,758
Net cash used in operating activities was $2.9 million for the six-month period ended June 30, 2015. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the six-month period ended June 30, 2015 of $7.1 million was partially offset by non-cash charges of $0.2 million for depreciation and amortization, $0.3 million for amortization of premium on short-term investments and $1.5 million for stock-based compensation. The change in net operating assets of $2.1 million was due to a decrease in accounts receivable of $0.7 million due to higher collections in the quarter and an increase in accounts payable and accrued liabilities of $1.8 million as a result of costs related to preparing for our Phase 3 cUTI trial of plazomicin and the timing of our payments.
Net cash used in operating activities was $3.4 million for the six-month period ended June 30, 2014. Our net loss from operations in the six-month period ended June 30, 2014 of $7.0 million was partially offset by non-cash charges of $1.3 million and a decrease in net working capital of $2.2 million. Accounts receivable were reduced by $2.0 million due to earlier receipt of payment on our BARDA contract and a one-time reclassification of $1.6 million of prepaid IPO expenses against the gross IPO proceeds received in March 2014.
Net cash provided by investing activities for the six-month period ended June 30, 2015 is a result of maturities in excess of purchases of short-term investments of $22.8 million. Other uses of net cash in both periods resulted from purchases of property, plant and equipment to facilitate our increased R&D activities.
Net cash provided by financing activities was $1.1 million and $67.3 million for the six-month periods ended June 30, 2015 and 2014, respectively. The net cash provided by financing activities during the six-month period ended June 30, 2015 were proceeds from issuance of common stock in conjunction with equity incentive plans. The net cash provided by financing activities during the six-month period ended June 30, 2014 was primarily related to proceeds from our recent IPO, which totaled $73.9 million net of issuance costs, partially offset by $6.9 million used for the full repayment of notes payable to Oxford Finance LLC and Silicon Valley Bank.
On April 7, 2015, we filed a Registration Statement on Form S-3 (file no. 333-203282), declared effective by the Securities and Exchange Commission on April 21, 2015 (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in "at the market offerings" pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the "Sales Agreement") on April 7, 2015.

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
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million subject to certain conditions to funding, $15.0 million of which was provided to us on August 5, 2015.
We do not expect that our current capital resources will be sufficient to enable us to seek marketing approval for plazomicin or commercially launch plazomicin. Additionally, we estimate that our Phase 3 cUTI trial will necessitate additional Achaogen funding of $45 to $50 million and that we will need to raise additional funds to pay for this trial. Approximately $15 million of this amount has been provided by a term loan from Solar Capital Ltd. in August 2015, and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions.
We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin. We may obtain additional financing through public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Solar Capital Ltd. and our pledge to Solar Capital Ltd. of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Solar Capital Ltd. with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. In addition to the initial $15.0 million term loan provided by Solar Capital Ltd. in August 2015, if we receive at least $25.0 million in net proceeds from the sale of our common stock, we may request an additional term loan in an aggregate principal amount of up to $10 million no later than August 15, 2016, subject to certain customary conditions to funding. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

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
There have not been any material changes to our exposure to market risk during the six-month period ended June 30, 2015. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2014 and 2013 and the six months ended June 30, 2015, we derived all of our revenue from government contracts for research and development. Our net losses for the years ended December 31, 2014 and 2013 were $20.2 million and $13.1 million, respectively. Our net losses for the six months ended June 30, 2015 and 2014 were $7.1 million and $7.0 million, respectively. As of June 30, 2015, we had an accumulated deficit of $156.0 million.
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
We currently have no products approved for sale, and since 2007, we have invested a significant portion of our efforts and financial resources in the development of plazomicin. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for and, ultimately, successfully commercialize plazomicin. In September 2014, we dosed our first patients in our Phase 3 CARE trial, which we initially planned to serve as our pivotal registration trial for plazomicin. We have not previously conducted a clinical trial of plazomicin in patients with CRE infections, and we have no direct clinical evidence that plazomicin is effective in treating CRE infections in humans. Our Phase 2 trial evaluated the efficacy of plazomicin compared with levofloxacin in patients with cUTI. We expect to commence enrollment in our Phase 3 cUTI trial in the fourth quarter of 2015, which we expect to serve as our registration trial for plazomicin. Our ability to develop, obtain regulatory approval for, and successfully commercialize plazomicin effectively will depend on several factors, including the following:

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
The first patient in our Phase 3 CARE trial for plazomicin was enrolled in September 2014 and enrollment has continued at a rate slower than anticipated. In March 2015, based on discussions with the FDA, we amended the protocol for our Phase 3 CARE trial to accelerate the rate of patient enrollment in the Phase 3 CARE trial. The protocol amendments primarily provide for (i) expanded eligibility criteria, (ii) simpler study procedures to reduce the burden on patients and clinical sites and (iii) a change to the primary endpoint to a composite endpoint that includes all-cause mortality and a number of significant disease-related complications at day 28, which is expected to result in a higher event rate and to increase the statistical power of the trial. In addition to the protocol amendments, we are working with the local trial sites to accelerate enrollment in the Phase 3 CARE trial by adding study coordinators and enhancing our local presence by engaging directly with local physicians. We cannot be certain that our protocol amendments or our work at the clinical trial sites will accelerate the patient enrollment rate or overall likelihood of success of our Phase 3 CARE trial. Further, due to this protocol amendment, the original SPA agreed to with the FDA for the Phase 3 CARE trial is no longer effective and we do not intend to request a new SPA. In addition, we expect to commence a Phase 3 cUTI trial in the fourth quarter of 2015 with topline line results and an NDA submission expected in the second half of 2017. We cannot be certain that our Phase 3 cUTI trial or our Phase 3 CARE trial, or any other future clinical trials for plazomicin, or other product candidates, will begin on time, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate.
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
As of June 30, 2015, we had working capital of $59.3 million and cash, cash equivalents and short-term investments of $61.3 million. We believe our existing cash, cash equivalents and short-term investments, combined with the funds from the BARDA contract, will allow us to fund our operations through at least the next 12 months. We will require additional funding to conduct both of our Phase 3 trials and we expect our expenses to increase substantially as we prepare for and initiate our Phase 3 cUTI trial of plazomicin. In addition, our recent protocol amendments and other changes to our Phase 3 CARE trial are intended to increase the rate of patient enrollment in this trial; however, if the rate of patient enrollment continues to be slower than anticipated, we may decide to implement further changes to our clinical development plan for plazomicin, in which case, we will need to seek additional funds sooner than planned. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin.
We may obtain additional financing through public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Solar Capital Ltd. and our pledge to Solar Capital Ltd. of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Solar Capital Ltd. with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. In addition to the initial $15.0 million term loan provided by Solar Capital Ltd. in August 2015, if we receive at least $25.0 million in net proceeds from the sale of our common stock, we may request an additional term loan in an aggregate principal amount of up to $10 million no later than August 15, 2016, subject to certain customary conditions to funding. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

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
Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million subject to certain conditions to funding, $15.0 million of which was provided to us on August 5, 2015. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
Additionally, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. Under the loan and security agreement, an event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Solar Capital Ltd. could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.
We may need to grow our organization, and we may experience difficulties in managing growth.
As of June 30, 2015, we had 51 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

Our business is subject to audit by the U.S. government, including under our contracts with BARDA and NIAID, and a negative outcome in an audit could adversely affect our business.
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
Based on the beneficial ownership of our common stock as of June 30, 2015 (including options exercisable within 60 days of June 30, 2015), our officers and directors, together with holders of 5% or more of our then outstanding common stock and their respective affiliates, beneficially owned approximately 61% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of June 30, 2015, we have outstanding a total of 18,115,468 shares of common stock.
In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our "2014 Plan"), our 2014 Employment Commencement Incentive Plan (our "Inducement Plan") and our 2014 Employee Stock Purchase Plan (our "ESPP"), in each case, as of June 30, 2015, 3,979,724 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market, applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 for shares. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increase occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.
As of June 30, 2015, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 30,024 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.
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
The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” and “Item 2.03 - Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.
On August 5, 2015, we entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. (the “Lender”) as collateral agent and lender, pursuant to which the Lender agreed to make available to us term loans in an aggregate principal amount of up to $25.0 million, subject to certain conditions to funding.  An initial term loan was made on August 5, 2015 in an aggregate principal amount equal to $15.0 million (the “Initial Term Loan”).  We are currently required to make interest-only payments through February 2017, and beginning on March 1, 2017 we are required to make monthly payments of interest plus equal monthly payments of principal over a term of 30 months. If we receive $35.0 million in net proceeds from the sale or issuance of stock, convertible subordinated notes, collaboration agreements, grants or research or development contracts and achieve 50% enrollment in our Phase 3 cUTI trial, in each case prior to March 1, 2017, we will be permitted to make interest-only payments through August 2017 rather than February 2017 and, beginning on September 1, 2017 we would be required to make monthly payments of interest plus equal monthly payments of principal over a term of 24 months.  In addition to the Initial Term Loan, if we receive at least $25.0 million in net proceeds from the sale of our common stock no later than August 15, 2016 (the “Equity Sale Condition”), we may request an additional term loan in an aggregate principal amount of up to $10 million (the “Second Term Loan” and together with the Initial Term Loan, the “Term Loans”).  If we meet the Equity Sale Condition, we may request that the Lender fund the Second Term Loan no later than August 15, 2016, and the Lender shall fund the Second Term Loan subject to certain customary conditions to funding, such as no event of default existing at the time of funding.  The Term Loans bear interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR.  All principal and accrued interest on the Initial Term Loan and, if funded, the Second Term Loan, are due on August 5, 2019 (the “Maturity Date”).
As security for our obligations under the Loan Agreement, we granted to the Lender a security interest in substantially all of our existing and after-acquired assets, except for our intellectual property and certain other customary exclusions. The Loan Agreement also includes a negative pledge on our intellectual property.
Upon execution of the Loan Agreement, we paid a closing fee to the Lender of $250,000.  In addition, we are obligated to pay a fee equal to 8% of the Term Loans funded upon the earliest to occur of the Maturity Date, the acceleration of the Term Loans and the voluntary prepayment of the Term Loans. The Company may voluntarily prepay all, but not less than all, of the outstanding Term Loans.
The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, or to redeem capital stock. In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause our indebtedness under the Loan Agreement to become immediately due and payable.  Under the Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the Loan Agreement, we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, the Lender determines that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due, or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us.  Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the Loan Agreement.
On August 5, 2015, pursuant to the Loan Agreement, we entered into a Success Fee Agreement with the Lender under which we agreed to pay the Lender $1.0 million (the “Success Fee”) if we obtain FDA approval to market plazomicin. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained, provided such approval is obtained prior to August 5, 2025.

The foregoing summaries of the Loan Agreement and the Success Fee Agreement are qualified in their entirety by reference to the full text of the Loan Agreement and the Success Fee Agreement, copies of which are attached as Exhibit 10.3 and Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Date: August 10, 2015	ACHAOGEN, INC.

	By:	/s/ Derek A. Bertocci
Derek A. Bertocci
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
10.1†
Modification 0020, dated April 6, 2015, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010
X
10.2#	Form of Change in Control Severance Agreement					X
10.3	Loan and Security Agreement, dated August 5, 2015, by and between Achaogen, Inc. and Solar Capital Ltd.					X
10.4	Success Fee Agreement, dated August 5, 2015, by and between Achaogen, Inc. and Solar Capital Ltd.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan, contract or arrangement.
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

Page 63 of 63