Form 10-Q
period 2015-09-30
Achaogen Inc
filed 2015-11-05
CIK 1301501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of November 3, 2015, there were 18,355,618 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Achaogen, Inc.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	September 30, 2015	December 31, 2014 (Note 1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,062	$18,881
Short-term investments	35,376	44,798
Contracts receivable	3,904	5,234
Prepaids and other current assets	1,768	520
Total current assets	76,110	69,433
Property and equipment, net	836	725
Restricted cash	127	127
Deposit and other assets	297	37
Total assets	$77,370	$70,322
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,333	$2,122
Accrued liabilities	3,333	3,266
Other current liabilities	169	128
Total current liabilities	8,835	5,516
Loan payable, long-term	14,405	—
Other long-term liabilities	524	193
Total liabilities	23,764	5,709
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2015 and December 31, 2014; 18,355,021 and 17,907,135 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	18	18
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in-capital	218,315	213,527
Accumulated deficit	(164,727)	(148,900)
Accumulated other comprehensive loss	—	(32)
Total stockholders’ equity	53,606	64,613
Total liabilities and stockholders’ equity	$77,370	$70,322
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Operations
(In thousands except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contract revenue	$4,476	$4,520	$21,397	$15,711
Operating expenses
Research and development	10,000	10,678	27,967	23,478
General and administrative	3,006	2,175	9,119	7,138
Total operating expenses	13,006	12,853	37,086	30,616
Loss from operations	(8,530)	(8,333)	(15,689)	(14,905)
Interest expense	(264)	—	(264)	(397)
Other income (expense), net	32	21	126	(20)
Net loss	$(8,762)	$(8,312)	$(15,827)	$(15,322)
Basic and diluted net loss per common share	$(0.48)	$(0.47)	$(0.88)	$(1.18)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	18,150,331	17,711,483	18,073,479	13,005,058
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(8,762)	$(8,312)	$(15,827)	$(15,322)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	4	(15)	32	(15)
Total comprehensive loss	$(8,758)	$(8,327)	$(15,795)	$(15,337)
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,827)	$(15,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	310	263
Amortization of premium on short-term investments	333	113
Stock-based compensation expense	2,286	1,474
Revaluation of convertible preferred stock warrant liability	—	42
Revaluation of derivative liability	7	—
Non-cash interest expense relating to notes payable	171	209
Change in operating assets and liabilities:
Contracts receivable	1,330	3,412
Prepaids and other assets	(1,508)	1,210
Accounts payable and accrued liabilities	3,278	2,971
Other liabilities	9	141
Net cash used in operating activities	(9,611)	(5,487)
Cash flows from investing activities:
Purchase of property and equipment	(421)	(182)
Purchase of short-term investments	(31,503)	(25,226)
Maturities of short-term investments	40,624	—
Net cash provided by (used in) investing activities	8,700	(25,408)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,319	73,936
Proceeds from the exercise of stock warrants	—	2
Proceeds from issuance of common stock in conjunction with equity incentive plans	1,183	47
Proceeds from issuance of loan payable, net of issuance costs	14,590	—
Repayment of notes payable	—	(6,896)
Net cash provided by financing activities	17,092	67,089
Net increase in cash and cash equivalents	16,181	36,194
Cash and cash equivalents, beginning of period	18,881	10,738
Cash and cash equivalents, end of period	$35,062	$46,932
Supplemental disclosures of noncash investing and financing information
Conversion of convertible preferred stock into common stock	$—	$132,278
Reclassification of warrant liability to additional paid-in-capital	$—	$286
Deferred initial public offering issuance costs	$—	$184
Issuance of derivative in connection with issuance of loan payable	$356	$—
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
September 30, 2015
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Basis of Presentation and Consolidation
Achaogen, Inc. (together with its consolidated subsidiary, the "Company") is a clinical-stage biopharmaceutical company committed to the discovery, development, and commercialization of novel antibacterial drugs to treat multi-drug resistant gram-negative infections. The Company is developing plazomicin, its lead product candidate, for the treatment of bacterial infections due to Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae ("CRE"). The Company’s Phase 3 study of plazomicin in the treatment of patients with complicated urinary tract infections ("cUTI") and acute pyelonephritis ("AP"), entitled EPIC (Evaluating Plazomicin In cUTI), is intended to serve as a single pivotal study supporting a new drug application ("NDA") for plazomicin in the United States. In addition, the Company is running a Phase 3 study of plazomicin in the treatment of patients with blood stream infections ("BSI") and pneumonia due to CRE, entitled CARE (Combating Antibiotic Resistant Enterobacteriaceae).
The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all of its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2014 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.
Offerings
On April 7, 2015, the Company filed a Registration Statement on Form S-3, declared effective by the SEC on April 21, 2015, covering the offering of up to $150.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. This Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in an "at-the-market" equity offering pursuant to a sales agreement with Cowen and Company, LLC. As of September 30, 2015, the Company had sold 197,838 shares pursuant to its at-the-market program at a weighted-average price of $7.05 per share for aggregate offering proceeds of $1.4 million and aggregate net proceeds of $1.3 million, after deducting the sales commissions and offering expenses.
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
Cash and Cash Equivalents
Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of September 30, 2015 and December 31, 2014, cash and cash equivalents consisted of bank deposits, cash, and investments in money market funds.
Short-term Investments
Short-term investments consist of debt securities with maturities greater than three months, but less than one year from the date of acquisition, and are classified as available for sale. Short-term investments are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a component of net unrealized gain (loss) on available-for-sale securities in the Company's consolidated statements of comprehensive loss. The amortized cost of debt securities reflects amortization of purchase premiums and accretion of purchase discounts to date, which is included in interest income.
The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value.
Restricted Cash
At September 30, 2015 and December 31, 2014, the Company had long-term restricted cash of $127,000. The restricted cash, which consists of a money market account with one of the Company’s financial institutions, serves as collateral for a letter of credit provided as a security deposit under the Company’s facility lease. The facility lease expires on April 14, 2017.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company has one operating segment.
Customer Concentration
For the three-month and nine-month periods ended September 30, 2015 and 2014, the Company’s revenue has been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of September 30, 2015 and December 31, 2014, the Company has not experienced any credit losses in such accounts or investments.
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
Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and other current assets and recognized as an expense as the goods are delivered or the related services are performed.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU's effective date is for interim and annual periods beginning after December 15, 2017. Adoption of the ASU is either retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. Early adoption is permitted. The Company is assessing the potential effects of this ASU on its consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The ASU is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. Application is retrospective to each prior period presented. The Company elected to adopt this standard during the three-months ended September 30, 2015. As a result, all issuance costs associated with the Company’s loan payable issued during the three-months ended September 30, 2015 have been classified as a debt discount. The adoption of this standard did not impact the Company’s consolidated balance sheet as of December 31, 2014, or the consolidated statements of operations, comprehensive loss or cash flows for any period presented.
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
Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock. For purposes of calculating net loss per common share for the nine-month period ended September 30, 2014, the preferred stock converted to common stock was included in the net loss per common share calculation on a post-conversion basis based on the conversion date.
For the three-month and nine-month periods ended September 30, 2015 and 2014, all potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. Below are listed the potentially dilutive securities outstanding as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Options to purchase common stock	2,210,869	1,981,893
Restricted stock units	318,899	—
Warrants to purchase common stock	30,024	40,454
In March 2015, warrants to purchase 10,430 shares of common stock with an exercise price of $13.42 expired. Warrants outstanding as of September 30, 2015 have an exercise price of $11.99.
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
In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that are measured at estimated fair value on a recurring basis consist of convertible preferred stock warrant liabilities (through March 2014), and the Success Fee which has been classified as a derivative liability.
As of September 30, 2015 and December 31 2014, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$3,721	$—	$—	$3,721
Level 1:
Restricted cash	127	—	—	127
Money market funds	31,341	—	—	31,341
Subtotal	31,468	—	—	31,468
Level 2:
Corporate debt securities	32,215	13	(14)	32,214
Commercial paper	1,994	—	—	1,994
Asset-backed securities	1,167	1	—	1,168
Subtotal	35,376	14	(14)	35,376
	$70,565	$14	$(14)	$70,565
Reported as:
Cash and cash equivalents				$35,062
Short-term investments				$35,376
Restricted cash				$127

Liabilities, Level 3
Derivative liability				$363

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$620	$—	$—	$620
Level 1:
Restricted cash	127	—	—	127
Money market funds	18,261	—	—	18,261
Subtotal	18,388	—	—	18,388
Level 2:
Corporate debt securities	44,830	—	(32)	44,798
	$63,838	$—	$(32)	$63,806
Reported as:
Cash and cash equivalents				$18,881
Short-term investments				$44,798
Restricted cash				$127
All available-for-sale securities held as of September 30, 2015 had maturities greater than three months, but less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of corporate debt obligations that were in unrealized loss positions totaled $14.0 million as of September 30, 2015. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such corporate debt obligations and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month and nine-month periods ended September 30, 2015.
In connection with the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million (the "Success Fee") if the Company obtains FDA approval to market plazomicin. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee, approximately $356,000 at the date of issuance, is recorded as a derivative liability and included in other long-term liabilities on the accompanying condensed consolidated balance sheet. The estimated fair value of the this derivative liability as of September 30, 2015 increased by $7,000 from August 5, 2015 which amount is recorded as other income (expense), net for the three and nine months ended September 30, 2015.
The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument includes: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. upon FDA approval to market plazomicin, and ii) a discount rate of 13% which was derived from the Company's estimated cost of debt. The estimated fair value of the derivative liability is most sensitive to the probability of FDA approval. Should the probability of FDA approval change by 5%, the fair value of the derivative liability as of September 30, 2015 would change by approximately $30,000. Any changes in the estimated fair value will result in an entry to other income (expense), net.
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy were as follows for the quarter and nine months ended September 30, 2015 (in thousands):

Beginning balance	$—
Issuance of Level 3 derivative liability	356
Increase in estimated fair value	7
Ending balance	$363
In connection with the completion of the Company’s IPO in March 2014, all of the outstanding warrants to purchase convertible preferred stock converted into warrants to purchase 40,454 shares of common stock at an average exercise price of

$12.36 per share. The Company remeasured the estimated fair value of these remaining warrants at the date of the conversion and recorded a $42,000 loss related to the change in estimated fair value as part of other income (expense), net, and reclassified the estimated fair value of $286,000 to additional paid-in capital.
4. Balance Sheet Components
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued clinical and development expenses	$1,614	$1,618
Payroll and related bonus expenses	1,299	1,171
Other	420	477
	$3,333	$3,266
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Derivative liability	$363	$—
Deferred rent	161	193
	$524	$193

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
Through September 30, 2015, the Company has compensated Isis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of September 30, 2015 and December 31, 2014, the Company had no outstanding payments due under the agreement.
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
Biomedical Advanced Research and Development Authority
In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA modified the contract to increase the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin to increase the total committed funding under this contract to $103,808,000. The Company recorded contract revenue of $3,783,000 and $4,520,000 under this agreement during the three-month periods ended September 30, 2015 and 2014, respectively, and $13,500,000 and $15,711,000 during the nine-month periods ended September 30, 2015 and 2014, respectively.
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
National Institute of Allergy and Infectious Diseases
In July 2015, the Company was awarded a contract by the National Institute of Allergy and Infectious Diseases (NIAID) for $1.5 million through June 30, 2016, with additional funding of up to $3.0 million available if all options are exercised under the contract. In July 2014, the Company was awarded a one-year, $407,000 grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. In July 2015, NIAID extended the grant term through July 31, 2016. The Company recorded contract revenue of $693,000 and zero under these agreements during the three-month periods ended September 30, 2015 and 2014, respectively, and $775,000 and zero during the nine-month periods ended September 30, 2015 and 2014, respectively.
7. Borrowings
Solar Capital Ltd. Loan Agreement
On August 5, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. (the “Lender”) pursuant to which the Lender agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019, subject to certain conditions to funding. An initial $15.0 million term loan was funded at closing on August 5, 2015, and funding of an additional $10.0 million term loan is contingent upon the Company receiving at least $25.0 million in net proceeds from the sale of its common stock by no later than August 15, 2016. Borrowings under the term loans bear interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The Company is currently required to make interest-only payments through February 2017 and, beginning on March 1, 2017, the Company is required to make monthly payments of interest plus equal monthly payments of principal over a term of 30 months. If the Company receives $35.0 million in net proceeds from the sale or issuance of stock, convertible subordinated notes, collaboration agreements, grants or research or development contracts and achieves 50% enrollment in its Phase 3 cUTI trial, in each case prior to March 1, 2017, the Company will be permitted to make interest-only payments through August 2017, rather than February 2017 and, beginning on September 1, 2017 the Company would be required to make monthly payments of interest plus equal monthly payments of principal over a term of 24 months. The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property and contains customary affirmative and negative covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 4% may be applied to the outstanding loan balances, and the lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There were no financial covenants attached to the loan. The Loan Agreement included a closing fee of $250,000 which was paid at closing, and the Company is obligated to pay a fee equal to 8% of the term loans funded upon the earliest to occur of the maturity date, the acceleration of the term loans and the voluntary prepayment of the term loans. The cost of these fees was recorded as a debt discount and is being amortized as interest expense over the term of the loan using the effective-interest method. The Company may voluntarily prepay all, but not less than all, of the outstanding term loans. The Loan Agreement contains customary representations, warranties and covenants. In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable. The Company recorded interest expense related to the loan of $264,000 for the three- and nine-month periods ended September 30, 2015.
On August 5, 2015, pursuant to the Loan Agreement, the Company entered into a Success Fee Agreement with the Lender under which the Company agreed to pay the Lender $1.0 million if the Company obtains FDA approval to market plazomicin. If such approval is obtained, the success fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee at the date of issuance of approximately $356,000 was recorded as a debt discount and is being amortized as interest expense over the term of the loan using the effective-interest method.
Future principal debt payments on the loan payable are as follows (in thousands):

September 30, 2015
2015	$—
2016	—
2017	5,000
2018	6,000
2019	4,000
Total principal payments	15,000
Final fee due at maturity in 2019	1,200
Total principal and final fee payments	16,200
Unamortized discount and debt issuance costs	(1,795)
Loan payable, long-term	$14,405
The obligation includes a final fee of $1,200,000, representing 8% of the term loan funded, which accretes over the life of the loan as interest expense.

Oxford Finance and SVB Loan Agreement
In November 2011, the Company entered into a loan and security agreement (the “Oxford and SVB Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank (“SVB”), under which the Company borrowed $4,000,000 in November 2011, and the remaining $8,000,000 in April 2012. The loan principal balance, accrued interest and the final payment under the Oxford and SVB Loan Agreement totaling $4,454,000 were repaid in full in June 2014.
During 2012 and 2011, in connection with the Oxford and SVB Loan Agreement, the Company issued warrants to Oxford Finance LLC and SVB to purchase 20,016 and 10,008 shares, respectively, of its Series C convertible preferred stock at an exercise price of $11.99 per share. The estimated fair value of these warrants at the date of issuance was approximately $163,000 and $86,000, respectively, and was recorded as a debt discount and was amortized as interest expense over the term of the loan using the effective-interest method, with the remaining balance charged to interest expense upon loan repayment.
Immediately prior to the closing of the IPO, these warrants automatically converted into warrants exercisable for shares of common stock, resulting in the reclassification of the related preferred stock warrant liabilities to additional paid-in capital. As of September 30, 2015, these warrants remained outstanding and exercisable.
The Company recorded interest expense related to the loan of zero and $351,000 for the three-months and nine-months ended September 30, 2014, respectively.
8. Stockholders' Equity
On April 7, 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30,000,000 from time to time through an “at the market” equity program under which Cowen acts as sales agent.
In September 2015, the Company sold 197,838 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $7.05 per share for gross proceeds of $1.4 million and net proceeds of $1.3 million after deducting the sales commissions and offering expenses. As of September 30, 2015, $28.6 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
Equity Incentive Plans
2014 Plan
In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective, January 1, 2015, the compensation committee of the board of directors approved an evergreen increase of 716,285 shares that may be granted in accordance with the terms of the 2014 Plan. As of September 30, 2015, 579,227 shares were available for future issuance under the 2014 Plan.
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
2014 Employment Commencement Incentive Plan
In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. The number of shares of common stock initially reserved for issuance under the Inducement Plan was 650,000 shares. As of September 30, 2015, 548,700 shares were available for future issuance under the Inducement Plan.
2014 Employee Stock Purchase Plan
In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective, January 1, 2015, the board of directors approved an evergreen increase of 179,071 shares that may be granted in accordance with the terms of the ESPP. As of September 30, 2015, 44,211 shares of common stock have been issued to employees participating in the ESPP, and 280,314 shares are available for issuance under the ESPP.
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
The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of September 30, 2015 and December 31, 2014 there were no shares subject to repurchase relating to the early exercise of options.
In connection with the Board of Directors and stockholders approval of the 2014 Equity Incentive Award Plan (the “2014 Plan”), all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the

2003 Plan was terminated as to future awards. As of September 30, 2015, a total of 983,089 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.
The following table summarizes stock option activity under the stock plans and related information:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2014	1,111,470	1,885,372	$7.95	7.62
Additional shares authorized	716,285	—
Options granted	(664,850)	664,850	$8.79
Options exercised	—	(189,531)	$5.54
Options cancelled	149,822	(149,822)	$10.09
RSUs granted	(220,000)	—
RSUs cancelled	35,200	—
Balance at September 30, 2015	1,127,927	2,210,869	$8.26	8.06
Stock-based compensation expense recognized for stock options granted to employees and non-employee directors in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2015	2014	2015	2014
Research and development	$340	$171	$1,000	$424
General and administrative	412	394	1,286	1,050
Total	$752	$565	$2,286	$1,474
As of September 30, 2015, approximately $6,458,000 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.03 years.
The estimated grant date fair value of employee stock options was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (years)	6.0 years	6.0 years	5.4–6.0 years	5.3–6.1 years
Expected volatility	67%–75%	70%	65%–75%	67%–77%
Risk-free interest rate	1.7%–1.9%	2.0%	1.5%–1.9%	1.7%–2.0%
Expected dividend yield	—	—	—	—
Expected forfeiture rate	8.7%	7.7%	8.3%–8.7%	7.7%–7.8%
Restricted Stock Units Granted to Employees
During the three- and nine-month periods ended September 30, 2015, the Company granted RSUs to employees to receive 144,800 and 220,000 shares of common stock, respectively, under the stock plans with a weighted-average estimated grant-date fair value of $7.02 and $8.38 per share, respectively. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of September 30, 2015, there were unrecognized compensation costs of $2,610,000 related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 3.45 years.

A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2014	168,200	$9.33	$2,195
RSUs granted	220,000	$8.38
RSUs released	(34,101)	$9.21
RSUs cancelled	(35,200)	$9.94
Balance, September 30, 2015	318,899	$8.62	$1,837
9. Commitments
In July 2015, the Company entered into an agreement with its pharmaceutical contract manufacturing organization that obligates it to make a total of $1.5 million of nonrefundable advance payments for the reservation of facilities and resources, plus procurement of long lead raw materials, to produce plazomicin for regulatory commercial validation.  Such advance payments are initially capitalized as prepaid and other current assets and will be recognized as research and development expenses as goods are delivered and services are performed.  The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. As of September 30, 2015, the Company had recorded $500,000 as prepaid and other current assets related to this agreement. Two remaining installments of $500,000 become due in December 2015 and March 2016.

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
Our development plan for plazomicin includes two Phase 3 clinical trials. A single, pivotal Phase 3 trial of plazomicin for the treatment of patients with complicated urinary tract infections (“cUTI”) and acute pyelonephritis (“AP”), entitled EPIC (Evaluating Plazomicin In cUTI), is intended to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. The EPIC trial is a randomized, double blind, active controlled study in patients with cUTI and AP and allows broad enrollment of patients with gram-negative infections. In addition, we’ve reached agreement with the FDA that this is a non-inferiority trial comparing plazomicin to meropenem with a 15% non-inferiority margin and a corresponding sample size of approximately 530 patients. We do not currently plan to conduct an additional safety study for plazomicin and we believe the plazomicin cUTI program, comprising the positive Phase 2 cUTI trial and the Phase 3 EPIC trial, will satisfy the FDA-required safety database. We expect to commence the Phase 3 EPIC trial in the fourth quarter of 2015 with top-line results and an NDA submission expected in the second half of 2017.
Our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial is intended to support a supplemental NDA to the FDA for approval of plazomicin for the treatment of blood stream infections and pneumonia caused by CRE. Our goal is to complete the Phase 3 CARE study and submit a supplemental NDA during the second half of 2018 and we anticipate that our Phase 3 CARE trial will be concluded before the commercial launch of plazomicin in cUTI. We worked closely with the U.S. Food and Drug Administration (“FDA”) to amend the protocol for the Phase 3 CARE trial with the goal to improve enrollment. We began to implement a first protocol amendment (“Amendment No. 1”) in the second quarter of 2015. In the third quarter of 2015, we began to implement a second protocol amendment (“Amendment No. 2”) that adds a single-arm cohort to the trial to enroll patients with confirmed CRE who are not eligible for the randomized study arms. Expanded eligibility in Amendment No. 2 includes patients with cUTI/AP caused by CRE, a patient population with significant unmet medical need, as well as patients with infections resistant to treatment with colistin, patients with polymicrobial infections, and patients with lower APACHEII scores. We expect Amendment No. 2 to further increase enrollment in the CARE trial and to generate important clinical data for plazomicin treatment in a broader range of patients with CRE infections, including cUTI. Our goal is to enroll up to 120 patients under the single-arm cohort of Amendment No. 2 which we estimate to cost up to $4 million. The CARE trial is funded in part with a contract from the Biomedical Advanced Research and Development Authority ("BARDA"), an agency of the U.S. Department of Health and Human Services. The original Special Protocol Assessment ("SPA") agreed to with the FDA for the Phase 3 CARE trial is no longer effective and we do not intend to request a new SPA.

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
Since commencing operations in 2004, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these functions. In addition to plazomicin, our research team is focused on discovering medicines with novel mechanisms of action for serious infections caused by gram-negative bacteria, including MDR Pseudomonas aeruginosa and MDR Acinetobacter baumannii. We are taking a multifaceted approach to identify new antibacterial agents through our research. Our goal is to file an investigational new drug application (“IND”) from our research programs in 2016.
We are currently financing our operations mainly with the proceeds of our IPO of common stock, funding under our contracts with government agencies, and borrowings under our loan agreement. Currently, our plazomicin program is funded in part with a contract from BARDA. We estimate that our Phase 3 cUTI trial will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via non-diluted sources such as government contracts, grants and debt. Our other programs are currently funded primarily with company funds, although we also have received two contracts from the U.S. National Institutes of Health (the “NIH”), one for $0.4 million and a second for $1.5 million, with additional funding of up to $3.0 million available if all options are exercised. Historically, our preclinical programs have received funding support from organizations in addition to the NIH, such as the U.S. Department of Defense and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.
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
On April 7, 2015, we entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an “at the market” equity program under which Cowen acts as sales agent. As of September 30, 2015, we had sold 197,838 shares under the Sales Agreement at an average price of $7.05 per share and we received aggregate cash proceeds of $1.3 million, after deducting the sales commissions and offering expenses.
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
For the three-month periods ended September 30, 2015 and 2014, total revenue recognized under the BARDA Contract was $3.8 million and $4.5 million, respectively, and $13.5 million and $15.7 million, respectively, for the nine-month periods ended September 30, 2015 and 2014. Through September 30, 2015, a total of $73.0 million under the BARDA contract has been recorded as revenue, with $30.8 million remaining available from the funding currently committed under the contract.
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

Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as an expense as the goods are delivered or the related services are performed.
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
During the nine-month period ended September 30, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations
Comparison of the Three-Month Periods Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Change
	2015	2014
	(in thousands)
Contract revenue	$4,476	$4,520	$(44)
Operating expenses:
Research and development	10,000	10,678	(678)
General and administrative	3,006	2,175	831
Loss from operations	(8,530)	(8,333)	(197)
Interest expense	(264)	—	(264)
Other income (expense), net	32	21	11
Net loss	$(8,762)	$(8,312)	$(450)
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue of $4.5 million in the three-month period ended September 30, 2015 remained flat with the comparable period in 2014.
Research and Development Expenses
R&D expenses decreased $0.7 million to $10.0 million in the three-month period ended September 30, 2015 from $10.7 million in the comparable period in 2014. We incurred $4.0 million of milestone license fee expense in September 2014, but none in 2015. Offsetting this were increases of $2.7 million in external expenses related to our Phase 3 cUTI trial of plazomicin, and $0.6 million in consulting and non-clinical costs for research programs other than plazomicin.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Three Months Ended September 30,		Change
	2015	2014
	(in thousands)
Research and development expenses by program:
Plazomicin	$7,607	$8,920	$(1,313)
Other research programs	2,393	1,758	$635
Total research and development expenses	$10,000	$10,678	$(678)
General and Administrative Expenses
General and administrative expenses increased $0.8 million to $3.0 million for the three-month period ended September 30, 2015 from $2.2 million for the comparable period in 2014. The increase in general and administrative expenses was primarily due to an increase of $0.4 million in personnel-related costs and an increase of $0.4 million in legal and business consulting fees.

Interest Expense
Interest expense increased $0.3 million for the three-month period ended September 30, 2015 from zero for the comparable period in 2014. The increase was a result of $15.0 million of borrowings in August 2015.
Other Income (Expense), net
Other income (expense), net remained relatively flat for the three-month period ended September 30, 2015 with the comparable period in 2014.
Comparison of the Nine-Month Periods Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Change
	2015	2014
	(in thousands)
Contract revenue	$21,397	$15,711	$5,686
Operating expenses:
Research and development	27,967	23,478	4,489
General and administrative	9,119	7,138	1,981
Loss from operations	(15,689)	(14,905)	(784)
Interest expense	(264)	(397)	133
Other income (expense), net	126	(20)	146
Net loss	$(15,827)	$(15,322)	$(505)
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $5.7 million to $21.4 million in the nine-month period ended September 30, 2015 from $15.7 million in the comparable period in 2014. The increase was due to a $7.1 million settlement of our claim with DTRA related to our research contract, partially offset by a $1.4 million decrease in contract revenue primarily attributable to higher start up costs in 2014 of our Phase 3 CARE clinical trial of plazomicin performed under our BARDA contract.
Research and Development Expenses
R&D expenses increased $4.5 million to $28.0 million in the nine-month period ended September 30, 2015 from $23.5 million in the comparable period in 2014. This was primarily due to increases of $4.7 million in external expenses related to our Phase 3 cUTI trial of plazomicin, $2.0 million in personnel and overhead related costs, $1.8 million in consulting and non-clinical costs for research programs other than plazomicin, partially offset by a decrease in milestone license fee expense from $4.0 million in 2014 to zero in 2015.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Nine Months Ended September 30,		Change
	2015	2014
	(in thousands)
Research and development expenses by program:
Plazomicin	$21,178	$19,310	$1,868
Other research programs	6,789	4,168	$2,621
Total research and development expenses	$27,967	$23,478	$4,489
General and Administrative Expenses
General and administrative expenses increased $2.0 million to $9.1 million for the nine-month period ended September 30, 2015 from $7.1 million for the comparable period in 2014. The increase in general and administrative expenses was primarily due to an increase of $0.9 million in personnel related costs, $0.8 million in costs associated with directors and officers liability insurance, directors’ fees, and business consulting fees, and an increase of $0.3 million in facility related costs.
Interest Expense
Interest expense decreased $0.1 million to 0.3 million for the nine-month period ended September 30, 2015 from $0.4 million for the comparable period in 2014. The decrease was primarily a result of the pay-off in the second quarter of 2014 of all loans then outstanding, partially offset by interest expense incurred on $15.0 million of borrowings in August 2015.
Other Income (Expense), net
Other income (expense), net increased $0.1 million to $0.1 million of other income for the nine-month period ended September 30, 2015 from expense of $20,000 for the comparable period in 2014. Other income for the nine-month period ending September 30, 2015 primarily relates to income earned on investments and other expense for the nine-month period ending September 30, 2014 relates primarily to an increase of a preferred stock warrant liability.
Liquidity and Capital Resources

	Nine-Month Periods Ended September 30,
	2015	2014
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(9,611)	$(5,487)
Net cash provided by (used in) investing activities	8,700	(25,408)
Net cash provided by financing activities	17,092	67,089
Net increase in cash and cash equivalents	$16,181	$36,194
Net cash used in operating activities was $9.6 million for the nine-month period ended September 30, 2015. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the nine-month period ended September 30, 2015 of $15.8 million was partially offset by non-cash charges of $0.3 million for depreciation and amortization, $0.3 million for amortization of premium on short-term investments and $2.3 million for stock-based compensation and a change in net operating assets and liabilities of $3.1 million. The change in net operating assets and liabilities of $3.1 million was primarily due to an increase in accounts payable and accrued liabilities as a result of costs related to preparing for our Phase 3 cUTI trial of plazomicin and the timing of our payments.
Net cash used in operating activities was $5.5 million for the nine-month period ended September 30, 2014. Our net loss from operations in the nine-month period ended September 30, 2014 of $15.3 million was partially offset by non-cash charges of $2.1 million and a decrease in net working capital of $7.7 million. Contracts receivable were reduced by $3.4 million due to earlier receipt of payment on our BARDA contract and a one-time reclassification of $1.6 million of prepaid IPO expenses against the gross IPO proceeds received in March 2014.
Net cash provided by investing activities for the nine-month period ended September 30, 2015 is a result of maturities in excess of purchases of short-term investments of $9.1 million. Other uses of net cash in both periods resulted from purchases of property, plant and equipment to facilitate our increased R&D activities.
Net cash provided by financing activities was $17.1 million and $67.1 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The net cash provided by financing activities during the nine-month period ended September 30, 2015 were from net proceeds from borrowings of $14.6 million, the issuance of common stock in conjunction with equity incentive plans of $1.2 million and the sale of common stock of $1.3 million through "at the market" offerings in which Cowen and Company, LLC acted as sales agent. The net cash provided by financing activities during the nine-month period ended September 30, 2014 was primarily related to proceeds from our IPO, which totaled $73.9 million net of issuance costs, partially offset by $6.9 million used for the full repayment of notes payable to Oxford Finance LLC and Silicon Valley Bank.

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
On April 7, 2015, we filed a Registration Statement on Form S-3 (File No. 333-203282), declared effective by the Securities and Exchange Commission on April 21, 2015 (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in "at the market" offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the "Sales Agreement") on April 7, 2015. In September 2015, we sold 197,838 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $7.05 per share for gross proceeds of $1.4 million and net proceeds of $1.3 million, after deducting the sales commissions and offering expenses. As of September 30, 2015, $28.6 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
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
There have not been any material changes to our exposure to market risk during the nine-month period ended September 30, 2015. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2014 and 2013 and the nine months ended September 30, 2015, we derived all of our revenue from government contracts for research and development. Our net losses for the years ended December 31, 2014 and 2013 were $20.2 million and $13.1 million, respectively. Our net losses for the nine months ended September 30, 2015 and 2014 were $15.8 million and $15.3 million, respectively. As of September 30, 2015, we had an accumulated deficit of $164.7 million.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we continue to conduct our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial of our lead product candidate, plazomicin, initiate and conduct our Phase 3 EPIC (Evaluating Plazomicin In cUTI) trial of plazomicin in the treatment of complicated urinary tract infections (cUTI), seek marketing approval for plazomicin, and continue the development of our other product candidates. Our expenses will also increase substantially if and as we:

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
The first patient in our Phase 3 CARE trial for plazomicin was enrolled in September 2014 and enrollment has continued at a rate slower than anticipated. In March 2015, based on discussions with the FDA, we initiated a first amendment to the protocol for our Phase 3 CARE trial to accelerate the rate of patient enrollment in the Phase 3 CARE trial. This protocol amendment primarily provides for (i) expanded eligibility criteria, (ii) simpler study procedures to reduce the burden on patients and clinical sites and (iii) a change to the primary endpoint to a composite endpoint that includes all-cause mortality and a number of significant disease-related complications at day 28, which is expected to result in a higher event rate and to increase the statistical power of the trial. In the third quarter of 2015, we began to implement a second protocol amendment (“Amendment No. 2”) that adds a single-arm cohort to the trial to enroll patients with confirmed CRE who are not eligible for the randomized study arms. Expanded eligibility in Amendment No. 2 includes patients with cUTI/AP caused by CRE, a patient population with significant unmet medical need, as well as patients with infections resistant to treatment with colistin, patients with polymicrobial infections, and patients with lower APACHEII scores. We expect Amendment No. 2 to further increase enrollment in the CARE trial and to generate important clinical data for plazomicin treatment in a broader range of patients with CRE infections, including cUTI. In addition to the protocol amendments, we are working with the local trial sites to accelerate enrollment in the Phase 3 CARE trial by adding study coordinators and enhancing our local presence by engaging directly with local physicians. We cannot be certain that our protocol amendments or our work at the clinical trial sites will accelerate the patient enrollment rate or overall likelihood of success of our Phase 3 CARE trial. Further, due to the first protocol amendment, the original SPA agreed to with the FDA for the Phase 3 CARE trial is no longer effective and we do not intend to request a new SPA. In addition, we expect to commence our Phase 3 cUTI trial in the fourth quarter of 2015 with topline line results and an NDA submission expected in the second half of 2017. We cannot be certain that our Phase 3 cUTI trial or our Phase 3 CARE trial, or any other future clinical trials for plazomicin, or other product candidates, will begin on time, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate.
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
As of September 30, 2015, we had working capital of $67.3 million and cash, cash equivalents and short-term investments of $70.4 million. We believe our existing cash, cash equivalents and short-term investments, combined with the funds from the BARDA contract, will allow us to fund our operations through at least the next 12 months. We will require additional funding to conduct both of our Phase 3 trials and we expect our expenses to increase substantially as we prepare for and initiate our Phase 3 cUTI trial of plazomicin. In addition, our recent protocol amendments and other changes to our Phase 3 CARE trial are intended to increase the rate of patient enrollment in this trial; however, if the rate of patient enrollment continues to be slower than anticipated, we may decide to implement further changes to our clinical development plan for plazomicin, in which case, we will need to seek additional funds sooner than planned. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin.
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
An important element of our clinical development strategy for plazomicin for the treatment of blood stream infections and pneumonia caused by CRE is the development of an IVD assay to measure levels of plazomicin in the blood, which will enable patients to receive safe and efficacious doses of plazomicin. In collaboration with ARK Diagnostics, Inc. (“ARK”), we are co-developing such an assay for our Phase 3 CARE study, which could be commercialized concurrently with plazomicin, if approved.
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
There are a variety of available therapies marketed for the treatment of MDR infections that we would expect would compete with plazomicin, including AvycazTM (ceftazadime/avibactam), which is marketed by Allergan in the United States (anticipated to be marketed by AstraZeneca PLC outside the United States), tigecycline, which is marketed by Pfizer as Tygacil®, other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B). Many of the available therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If plazomicin is approved, it may be priced at a premium over other competitive products. This may limit plazomicin’s adoption for MDR gram-negative infections.
There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Allergan and AstraZeneca PLC are developing ceftaroline/avibactam for pneumonia and complicated urinary and intra-abdominal infections. Tetraphase Pharmaceuticals is developing eravacycline for complicated urinary and intra-abdominal infections, as well as pneumonia. The Medicines Company is developing Carbavance™ for cUTI and various infection types due to CRE. Merck is developing relebactam for complicated urinary and intra-abdominal infections, and potentially for pneumonia. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.
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
As of September 30, 2015, we had 54 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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
Since the beginning of 2014, there have been a number of changes to our executive leadership team. In February 2014, we hired our Senior Vice President, Chief Financial Officer, Derek Bertocci, in July 2014, we hired our Chief Medical Officer, Ian Friedland, M.D. and, in October 2015, we hired our Chief Operating Officer, Blake Wise. In November 2014, our former Senior Vice President, Development Operations and Portfolio Management, Becki Filice, resigned from her employment with us for personal reasons. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.

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
Our development of plazomicin as a countermeasure for diseases caused by antibiotic-resistant pathogens and biothreats is currently being funded in significant part through a contract with BARDA. We are also receiving funding from NIAID for one of our pre-clinical programs and we in the past received funding for other programs from DTRA and from NIAID. Contracts funded by the U.S. government and its agencies, including our contract with BARDA, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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
The U.S. government will be able to terminate any of its contracts with us, either for convenience or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-

for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination. Except for the amount of services received by the government, termination-for-default provisions do not permit these recoveries and would make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.
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
Based on the beneficial ownership of our common stock as of September 30, 2015 (including options exercisable within 60 days of September 30, 2015), our officers and directors, together with holders of 5% or more of our then outstanding common stock and their respective affiliates, beneficially owned approximately 60% of our common stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of September 30, 2015, we have outstanding a total of 18,355,021 shares of common stock.
In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our "2014 Plan"), our 2014 Employment Commencement Incentive Plan (our "Inducement Plan") and our 2014 Employee Stock Purchase Plan (our "ESPP"), in each case, as of September 30, 2015, 3,938,009 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market, applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 for shares. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increase occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.
As of September 30, 2015, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 30,024 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.
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

Date: November 5, 2015	ACHAOGEN, INC.

	By:	/s/ Derek A. Bertocci
Derek A. Bertocci
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
10.1†
Modification 0021, dated July 8, 2015, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010
X
10.2†
Modification 0022, dated September 11, 2015, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010
X
10.3	Loan and Security Agreement, dated August 5, 2015, by and between Achaogen, Inc. and Solar Capital Ltd.	10-Q	001-36323	8/10/2015	10.3
10.4	Success Fee Agreement, dated August 5, 2015, by and between Achaogen, Inc. and Solar Capital Ltd.	10-Q	001-36323	8/10/2015	10.4
10.5#	Offer Letter, dated August 12, 2015, between Achaogen, Inc. and Blake Wise.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan, contract or arrangement.
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

Page 65 of 64