Form 10-K
period 2015-12-31
Achaogen Inc
filed 2016-03-15
CIK 1301501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Yes ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).
Yes ☐ No  ☒
The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2015 was approximately $98.7 million. As of March 4, 2016, there were 18,395,219 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant's definitive proxy statement for the registrant's 2016 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2015.

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
Our development plan for plazomicin includes two Phase 3 clinical trials. The first study, a Phase 3 trial of plazomicin for the treatment of patients with complicated urinary tract infections (“cUTI”) and acute pyelonephritis (“AP”), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. The Phase 3 EPIC trial is a randomized, double blind, active controlled study in patients with cUTI and AP and allows broad enrollment of patients with gram-negative infections. The U.S. Food and Drug Administration (“FDA”) has indicated that this non-inferiority trial comparing plazomicin to meropenem with a 15% non-inferiority margin and a corresponding sample size of approximately 530 patients, is acceptable to serve as a registration trial supportive of the NDA. The first patient was enrolled into the Phase 3 EPIC trial in January of 2016. We expect top-line results for our Phase 3 EPIC trial and to submit an NDA for plazomicin in the second half of 2017, with a planned commercial launch of plazomicin in the U.S. in the second half of 2018, if our NDA is approved.
The Phase 3 EPIC trial is designed to enroll a broad range of patients with cUTI or AP, including patients with infections due to MDR gram-negative pathogens. If successful, this study will provide clinical evidence of non-inferiority to meropenem, a carbapenem antibiotic considered to be a last line of defense in patients with serious infections due to Enterobacteriaceae, including fluoroquinolone resistant and extended spectrum beta-lactamase (“ESBL”) producing isolates. We believe that favorable efficacy data from this trial will provide the basis for FDA approval and will permit plazomicin to be used as a treatment for MDR gram-negative pathogens, including CRE and ESBL-producing pathogens. This study will also provide important safety data regarding plazomicin in patients with various co-morbidities, including those with varying degrees of renal function.
The second ongoing study, our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial, is a resistant pathogen-specific trial designed to evaluate the efficacy and safety of plazomicin in patients with infections due to CRE. We believe our Phase 3 CARE trial will provide important data about plazomicin’s potential in treating patients with CRE infections, where there are limited treatment options currently available. The Phase 3 CARE trial is funded in part with a contract from the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services.
We have worked closely with the FDA to amend the protocol for the Phase 3 CARE trial with the goal of enhancing patient enrollment. In the second quarter of 2015, we began implementing the first protocol amendment (“Amendment No. 1”) that expanded inclusion/exclusion criteria and modified the primary endpoint to include disease-related complications as well as mortality. In the third quarter of 2015, we began implementing a second protocol amendment (“Amendment No. 2”) that added a single-arm plazomicin cohort (“Cohort 2”) that allows enrollment of patients with CRE infections who are not eligible for the randomized study arms (“Cohort 1”). Expanded eligibility in Cohort 2 includes patients with cUTI/AP caused by CRE, a patient population with significant unmet medical need, as well as patients with infections resistant to colistin, patients with polymicrobial infections, and patients with lower Acute Physiology and Chronic Health Evaluation II (“APACHE II”) scores. We expect Cohort 2 to increase enrollment in Cohort 1 of the Phase 3 CARE trial and to generate important clinical data for plazomicin treatment in a broader range of patients with CRE infections, including cUTI. We plan to analyze and submit early data from the Cohort 2 plazomicin treatment arm to a medical meeting for presentation in 2016. The Special Protocol Assessment (“SPA”) agreed to with the FDA for the Phase 3 CARE trial is no longer effective and we do not intend to request a new SPA.
Despite enrollment improvements following the implementation of Amendment Nos. 1 and 2, we have now concluded that it is not feasible to enroll 360 patients in Cohort 1 of the Phase 3 CARE study. We plan to stop enrollment in the Phase 3 CARE study in 2017 when we expect to complete enrollment in the EPIC study. We expect top-line data from the Phase 3 CARE trial in the second half of 2017, at approximately the same time as when we expect to report top-line data from the Phase 3 EPIC trial, and we expect to enroll up to 100 patients in the CARE study. We plan to submit the Phase 3 CARE study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial and to submit the results to a peer-reviewed journal and for presentation at a medical meeting in 2017. We have reviewed and discussed this scenario with Infectious Disease opinion leaders and clinicians, who have indicated their support for this approach and timeline. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform their use of plazomicin in the treatment of patients with CRE infections.
In 2012, the FDA granted fast-track designation for the development and regulatory review of plazomicin to treat serious and life-threatening CRE infections. In 2014, plazomicin received Qualified Infectious Disease Product (“QIDP”) designation from the FDA. The QIDP designation was created by the Generating Antibiotic Incentives Now Act (the “GAIN Act”), which was part of the FDA Safety and Innovation Act (“FDASIA”) and provides certain incentives for the development of new antibiotics, including priority review and an additional five years of market exclusivity. Our plazomicin program is funded in part with a contract from BARDA for up to $103.8 million. We have global commercialization rights to plazomicin, which has patent protection in the United States extending through 2031. Plazomicin is the first clinical candidate from our gram-negative antibiotic discovery engine, and we have other programs in early and late preclinical stages focused on other MDR gram-negative infections.
According to government agencies and physician groups, including the Centers for Disease Control and Prevention (“CDC”) and the Infectious Disease Society of America, one of the greatest needs for new antibiotics is to treat CRE and other drug-resistant gram-negative pathogens. CRE leads to mortality rates of up to 50% in patients with bloodstream infections. We estimate that there were approximately 150,000 cases of CRE infections in the United States and five major markets in the European Union (“EU”) in 2015, which we refer to as the EU 5. Based on the significant increase in resistance rates in recent years, we anticipate CRE will continue to be a major health problem. For example, CDC surveillance data indicates that the rate of carbapenem resistance in Klebsiella species, a member of Enterobacteriaceae, increased from 1.6% to 10.4% in the hospital setting in the United States between 2001 and 2011. In Italy, K. pneumoniae carbapenem resistance rates more than doubled from 16% in 2010 to 36% in 2014. Governments, in collaboration with the private sector, have begun to respond by progressing regulatory reform and economic incentives to spur development of new antibiotics. The Company joined over 80 pharmaceutical, biotechnology, and diagnostics companies in drafting and signing a joint Declaration on Combating Antimicrobial Resistance that launched at the World Economic Forum in Davos, Switzerland, in January 2016, and sets out how governments and the industry need to work together to support sustained investment in the new products needed to beat the challenges of rising drug resistance.
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
We consider the following to be key attributes that support the clinical utility and commercial value of plazomicin:

•	Potent in vitro and in vivo activity in nonclinical studies against MDR Enterobacteriaceae, including CRE.

•
Activity in the presence of a range of resistance mechanisms, including most aminoglycoside modifying enzymes, fluoroquinolone target site mutations, extended-spectrum beta-lactamases, and carbapenemases.

•	Demonstration of similar efficacy to levofloxacin and acceptable safety in a Phase 2 clinical trial in patients with cUTI infections caused primarily by non-resistant Enterobacteriaceae.

•	Potential to demonstrate non-inferiority to meropenem in patients with cUTI/AP infections due to Enterobacteriaceae, including fluoroquinolone-resistant and ESBL producing isolates.

•	Potential to provide important clinical evidence of the efficacy and safety of plazomicin in patients with serious bacterial infections due to CRE.

•
Potential to improve dosing strategy, which includes individualized patient dosing using our in vitro drug-monitoring assay, and the potential to demonstrate enhanced efficacy and reduced nephrotoxicity as compared to existing aminoglycosides.

•
Potential for more convenient administration as a once-daily, 30-minute IV therapy compared to other IV antibiotics administered multiple times per day with infusion times up to two hours. In particular, this will favor plazomicin for outpatient therapy.

•	Potential to reduce the healthcare costs associated with the treatment of such infections.

CRE are one of many types of MDR gram-negative pathogens threatening patients. Bacteria such as Pseudomonas aeruginosa, Acinetobacter baumannii, and extended-spectrum beta-lactamase producing Enterobacteriaceae, each pose "serious" resistance threats, according to the CDC, and also drive a great need for new, safe, and effective antibiotics. We have assembled the expertise and capabilities required, including chemistry and microbiology, to develop new agents for the treatment of gram-negative infections. Plazomicin was the first clinical candidate from our gram-negative antibiotic discovery engine. In addition, our research and development pipeline includes two programs that specifically target Pseudomonas aeruginosa or Acinetobacter baumannii infections: 1) a program to discover and develop small molecule inhibitors of LpxC, which is an enzyme essential for the synthesis of the outer membrane of gram-negative bacteria, and 2) a therapeutic antibody program.
Strategy
Our strategy is to discover, develop, and commercialize new antibacterials for the treatment of gram-negative bacterial infections. Key elements of our strategy are as follows:

•
Complete the studies of plazomicin necessary to obtain regulatory approval in both the United States and the European Union. We have held discussions with the FDA and the European Medicines Agency (“EMA”) regarding the data packages that could support regulatory filings for plazomicin. If the clinical program is successful, we expect to prepare and submit an NDA to the FDA following completion of the Phase 3 EPIC study, at which time we also plan to complete the Phase 3 CARE study. We also intend to submit a Marketing Authorization Application (“MAA”) to the EMA following completion of both Phase 3 EPIC and CARE trials. In 2012, the FDA granted fast-track designation for the development and regulatory review of plazomicin to treat serious and life-threatening CRE infections. In 2014, plazomicin received QIDP designation from the FDA.

•
Demonstrate improved clinical benefit and pharmacoeconomic advantages of our product candidates over existing therapies. By selecting product candidates with potency against MDR pathogens, we have the opportunity to demonstrate improved clinical outcomes against the current standard of care, which is associated with poor outcomes. This is in contrast to most other approved or clinical-stage antibiotics, which were tested, or are being tested, only in non-inferiority trials against comparators associated with good outcomes. We also plan to demonstrate the economic benefits of our product candidates based on pharmacoeconomic outcomes such as fewer days on mechanical ventilation, less time in an intensive care unit (“ICU”), or shorter total hospital stay. For example, we believe our Phase 3 CARE trial of plazomicin will allow us to assess improvement in certain pharmacoeconomic outcomes associated with plazomicin treatment.

•
Commercialize our products directly, either alone or with support from a commercialization partner, in the United States and through commercialization partners elsewhere. We have global commercialization rights to all of our drug candidates. If approved, we intend to commercialize plazomicin directly, either alone or with support from a commercialization partner, using a targeted hospital-based sales force in the United States, where MDR infections, including CRE, are concentrated in resistance hotspots, including New York City, Chicago, and other major population centers. Outside the United States, we intend to license full product rights to global and regional commercialization partners who can help us develop and market our products. By collaborating with companies that have an existing commercial presence and experience in targeted geographic markets, we believe we can efficiently maximize the commercial potential of our products.

•
Establish and leverage collaborations with non-commercial organizations for scientific expertise and funding support. We collaborate with government agencies and non-profit foundations to support our discovery efforts and advance the product candidates in our pipeline. We are currently receiving funding support for both plazomicin and our

LpxC program. We have a contract for up to $103.8 million with BARDA for the development of plazomicin as a countermeasure for diseases caused by antibiotic-resistant pathogens and biothreats, such as pneumonic plague and tularemia. We also have a contract for up to $5.0 million with the National Institute of Allergy and Infectious Diseases (“NIAID”) to support the discovery and development of LpxC inhibitors for the treatment of bacterial infections. In the past, we have also received funding support from agencies such as the U.S. Department of Defense (“DOD”) and The Wellcome Trust, a global charitable foundation. We also partner and collaborate with leading academics, scientists, and clinicians to enhance our internal discovery and development expertise, and to jointly sponsor funding proposals.

•
Build a portfolio of differentiated products for the treatment of MDR gram-negative infections. Since we commenced operations in 2004, we have focused on the discovery and development of antibiotics to treat gram-negative infections and have developed proprietary know-how about the relationship between compound structure and potency against gram-negative bacteria through our work on multiple antibiotic classes. We are using this expertise to build a portfolio of product candidates for the treatment of infections due to MDR pathogens. Patients with these infections have limited or inadequate therapeutic options leading to high rates of morbidity and mortality as well as significantly increased healthcare costs. We believe the greatest unmet medical need lies among patients with infections due to MDR gram-negative bacteria, where there is a significant and growing problem and the industry pipeline of drug candidates is sparse.

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
There are two main varieties of bacteria, based on a common laboratory staining test known as the "Gram stain." Gram-positive bacteria are surrounded by a single lipid membrane and a thick cell wall. Common gram-positive pathogens include Staphylococcus aureus (including methicillin-resistant strains), Streptococcus species, and Clostridium difficile. In contrast, gram-negative bacteria are encircled by two lipid membranes, an inner membrane and an outer membrane, with a thinner cell wall in between. Gram-negative bacteria include P. aeruginosa, A. baumannii, and the Enterobacteriaceae, a family of related organisms that includes E. coli, K. pneumoniae, Enterobacter, Salmonella, and Shigella species. Drugs that act in the cytoplasm of gram-negative bacteria must cross both the inner and outer membranes, as distinct from drugs that just act on gram-positive bacteria, which only have to cross one membrane. Each membrane in gram-negative bacteria excludes different types of chemical entities, requiring gram-negative active antibiotics to be specifically designed to permeate both membranes. A 2007 study found that in hospital ICUs worldwide, approximately 54% of bacterial infections were caused by gram-negative organisms and 41% by gram-positive organisms, with the remainder caused by other types of bacteria.
Antibiotics are evaluated according to several criteria:

•
Spectrum: Antibiotics that are effective against a wide variety of bacteria, including both gram-negative and gram-positive organisms, are considered to be broad-spectrum, while those that act upon only a limited number of species are considered to be narrow-spectrum. Narrow-spectrum antibiotics are most often selected if a specific pathogen is suspected or confirmed.

•
Cidality: Antibiotic action generally falls into two categories: bacteriostatic and bactericidal. Bacteriostatic antibiotics halt the growth of bacteria, requiring the human immune system to clear the infection. Bactericidal antibiotics kill the bacterial pathogen directly and are preferred when the patient’s immune system is not functioning optimally.

•
In vitro microbiological activity: This is the ability of the antibiotic to kill or inhibit growth of bacteria in vitro. In vitro experiments and assays do not take into account the complex interactions that occur in animals or human, but are relatively easy to perform in the laboratory and usually constitute the extent of routine microbiological testing in hospital laboratories. Potency, which relates drug concentrations to activity, is commonly expressed as the minimum inhibitory concentration ("MIC") in µg/mL, which is the lowest concentration at which the drug inhibits growth of the bacteria. Antibiotics with lower MICs are considered to be more potent.

•
Susceptibility/non-susceptibility: The relationship between microbiological activity and the clinical utility of an antibiotic in the hospital setting can be described in terms of susceptibility or non-susceptibility. A susceptible MIC value indicates a high probability that an antibiotic can be used to treat a particular infection. A non-susceptible MIC value from in vitro testing suggests the antibiotic is unlikely to be effective against the causative pathogen and thus should be use cautiously and under supervision of an infectious disease specialist. The MIC values defining susceptibility are established by FDA on approval of new antibiotics and medical standards organizations including the Clinical Laboratory and Standards Institute ("CLSI"), and the European Committee on Antimicrobial Susceptibility Testing ("EUCAST").

•
Antimicrobial resistance: Resistance generally indicates the inability of an antibiotic to effectively treat an infection at usually administered doses. Some bacteria are naturally resistant to certain types of antibiotics. Resistance can also occur due to genetic mutations or changes in gene expression. Mechanisms responsible for resistance to different antibiotics commonly travel together and can also transfer and spread between different bacteria, leading to multi-drug resistance.

New Antibiotics Are Needed for Resistant Gram-negative Infections
According to the CDC, at least two million people each year in the United States acquire serious infections with bacteria that are resistant to one or more of the antibiotics designed to treat those infections, and each year, over 20,000 patients in the United States die from these infections. In the EU, the annual burden posed by resistant healthcare associated bacterial infections is approximately 2.5 million hospital days and 25,000 deaths. Similar problems exist throughout the world, and the World Health Organization has declared antibiotic resistance a threat to global health security. The development and spread of resistance is driven by the use of antibiotics. Once they arise, resistant bacteria can be transferred between patients and antibiotic resistance mechanisms can be transferred between bacterial species, thus increasing the problem.
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
Governments, in collaboration with the private sector, have begun to respond to this significant and growing unmet medical need by creating governmental and non-governmental entities tasked with addressing the problem and progressing legislation for reimbursement and regulatory reform, and economic incentives. In the United States, the federal government has developed a National Action Plan for Combating Antibiotic Resistant Bacteria, which outlines Federal activities over the five-year period from 2015 to 2020 designed (i) to enhance domestic and international capacity to prevent and contain outbreaks of antibiotic-resistant infections; (ii) to maintain the efficacy of current and new antibiotics; and (iii) to develop and deploy next-generation diagnostics, antibiotics, vaccines, and other therapeutics. The National Action Plan proposes to accelerate research and development for new antibiotics through a multifaceted approach that includes the creation of an Antibiotic Resistance Biopharmaceutical Incubator ("ARBI") and intensified support for antibiotic product development from the National Institutes of Health (“NIH”), BARDA, and the DOD’s Defense Threat Reduction Agency (“DTRA”). Accordingly, the 2016 U.S. federal budget included increases of $96 million and $100 million for BARDA and NIAID, respectively, to fund research and development for antimicrobial resistance. The federal government has also established the Presidential Advisory Council on Combating Antibiotic Resistant Bacteria, a federal advisory committee comprising fifteen experts and five organizations, which is designed to provide advice, information, and recommendations to the Secretary of Health and Human Services on programs and policies related to combating antibiotic-resistant bacteria.
In 2014, the United Kingdom established the Review on Antimicrobial Resistance, led by Lord Jim O’Neill, to produce an analysis of the global impact of antimicrobial resistance (“AMR”), and to propose concrete actions to address AMR globally. As of February 11, 2016, this group had published seven reports quantifying the significant impact of antimicrobial resistance, and proposing solutions to address the growing problem. These include a proposed “Global Innovation Fund for Antimicrobial Resistance”; a $2 billion fund to be funded by the pharmaceutical industry to fill existing gaps in antimicrobial research and development.
On the legislative front, in July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now Act (the “GAIN Act”). The GAIN Act provides incentives for the development of new, qualified infectious disease products, including potential for priority review and the potential for adding five years to the otherwise applicable regulatory exclusivity period. In July 2015, the 21st Century Cures Act passed the U.S. House of Representatives. This is a significant piece of legislation which aims to expedite the development and regulatory approval of breakthroughs in biomedical research. Key sections of this legislation support the development and reimbursement of new antibacterials targeting drug-resistant bacterial infections, including the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act (the "DISARM Act"), and the Antibiotic Development to Advance Patient Treatment Act (the "ADAPT Act"). If approved and enacted, the DISARM Act would reform reimbursement of qualifying antimicrobial products in the hospital setting to allow value-based pricing, thus providing a powerful incentive for manufacturers to develop new antibiotics. The ADAPT Act aims to establish a pathway for the prompt approval of antibacterial and antifungal drugs that are intended to treat serious or potentially fatal infections. A companion bill to the ADAPT Act, called the Promise for Antibiotics and Therapeutics for Health Act (the "PATH Act"), was introduced in the U.S. Senate in January 2015. Finally, the Reinvigorating Antibiotic and Diagnostic Innovation Act (the “READI Act”), introduced in September 2015, would amend the U.S. Internal Revenue Code to allow tax credits for 50% of the clinical testing expenses for infectious disease products that are intended to treat a serious or life-threatening infection.
Our Antibiotic Discovery and Development Engine
The challenge of discovering and developing new antibacterials for the treatment of gram-negative infections is that such treatments need to overcome resistance mechanisms to existing antibiotics and to permeate the inner and outer membranes of the bacteria. Since we began operations in 2004, we have focused on the discovery and development of antibiotics to treat gram-negative infections and have developed proprietary know-how about the relationship between chemical structure and gram-negative potency through our work on multiple antibiotic classes.
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

•
Microbiology capabilities in clinically important pathogens. Our current focus is on today’s major unmet needs such as CRE and P. aeruginosa. We have compiled an extensive collection of bacterial isolates, including both clinical and engineered strains, and use them to direct our modifications of compounds. Our molecular genetic expertise with these pathogens allows us to quickly validate new antibacterial targets and determine the mode of action of our new agents across multiple pathogens.

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

•
Collaborations with industry-leading advisors and scientific experts. We have a long history of engaging world-class research and clinical experts across academia and industry to increase the likelihood of success of our research programs. Additionally, we maintain external collaborations with specialized scientific resources to conduct studies against dangerous biodefense pathogens. We leverage these relationships and our own in-house expertise in biodefense countermeasures to secure funding that supports our antibacterial programs targeting both antibiotic-resistant pathogens and biothreats. We also maintain active collaborations with academic research groups to enable the rapid flow of cutting edge science into biotechnology translation.

•
Development of a state-of-the-art antibody discovery platform. We have hired key talent and are making significant progress to develop an innovative antibody discovery platform to enrich and select extremely rare and potent neutralizing antibodies. Therapeutic antibodies have many development advantages, making them an attractive option for the treatment of emerging infectious diseases. Antibodies have exquisite specificity for target antigens, which greatly reduces the risk of off-target toxicity. Also, antibodies typically have a long half-life with predictable human clearance, which could enable single-dose treatment options in infected individuals and could allow prophylactic treatment options in high risk individuals. These favorable antibody properties could also support a faster clinical development path, which is important for a swift response during infectious disease outbreaks. For these reasons, we are building an infrastructure and capabilities designed to rapidly discover and develop human antibodies for the treatment of infectious diseases.
Research and Development Pipeline
The following table summarizes the status of plazomicin and our other research programs:

Discovery
Phase I
Phase II
Phase III
Plazomicin
EPIC: Registration Study in cUTI, AP
CARE: BSI, Pneumonia, cUTI/AP – Target pathogen: CRE
LpxC Inhibitors *
Lead Candidate Optimization
Antibacterial Antibody *
Lead Candidate Identification

(*) Target pathogens include *Pseudomonas aeruginosa* & *Acinetobacter baumannii*

Plazomicin
Overview
Our lead product candidate is plazomicin, a novel aminoglycoside designed by our scientists to overcome most clinically relevant aminoglycoside resistance mechanisms. Aminoglycosides have been used successfully for the treatment of serious bacterial infections for more than 50 years. As a class, aminoglycosides have several important characteristics including rapid bactericidal activity, well-characterized PK, a lack of metabolism in humans, and excellent solubility and stability. However, the spread of resistance to currently marketed aminoglycosides has decreased their clinical utility. We developed plazomicin by chemically modifying an existing aminoglycoside, sisomicin, a natural product isolated from bacteria, to shield the regions of the molecule that are targeted by the enzymes responsible for aminoglycoside resistance. As a result of these modifications, plazomicin remains active against MDR organisms where most other major drug classes, including commercially available aminoglycosides such as gentamicin and amikacin, have limited activity. Based on this profile, we are developing plazomicin as an intravenous ("IV") therapy for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including ESBL-producing Enterobacteriaceae and CRE, which the CDC considers to be among the most serious and urgent resistance threats to public health.
We consider the following to be key attributes that support the clinical utility and commercial value of plazomicin:

•
Potent in vitro activity and in vivo efficacy in nonclinical studies against MDR Enterobacteriaceae, including ESBL-producers and CRE. Plazomicin retains activity in nonclinical studies against clinical Enterobacteriaceae isolates possessing beta-lactamases including most varieties of carbapenemases, as well as most types of resistance to other key antibiotics, including commercially available aminoglycosides, colistin, and tigecycline.

•
Demonstration of similar efficacy to levofloxacin and acceptable safety in a Phase 2 clinical trial in patients with cUTIs caused primarily by susceptible Enterobacteriaceae. We have completed a successful Phase 2 clinical trial of plazomicin in patients with cUTIs, as well as required Phase 1 PK and safety clinical trials. In patients with cUTIs, plazomicin demonstrated efficacy that was similar to levofloxacin in microbiological eradication of the causative pathogen of the infection, which were primarily Enterobacteriaceae (but mostly non-MDR Enterobacteriaceae), and in clinical outcome, specifically, resolution of baseline signs and symptoms.

•
Potential to demonstrate benefit in the treatment of serious infections due to a range of Enterobacteriaceae, including MDR isolates. We have designed our Phase 3 EPIC trial for plazomicin to demonstrate non-inferiority versus meropenem on a primary efficacy endpoint of combined microbiological eradication and clinical cure. The comparator chosen for this study, meropenem, is a member of the carbapenem class of antibiotics. Due to their preserved activity against pathogens resistant to third generation cephalosporins (e.g., ESBL-producing organisms) and other antibiotic classes, carbapenems are considered the last line of defense against MDR gram-negative infections and are thus often reserved to treat such infections. By choosing a carbapenem comparator and focusing enrollment of the Phase 3 EPIC trial in countries with a relatively high rate of ESBL-positive and fluoroquinolone-resistant Enterobacteriaceae in this indication, we believe we have the opportunity to demonstrate non-inferiority to an agent widely considered to be preferred therapy for MDR infections, positioning plazomicin as an alternative to carbapenems in this indication.

•
Potential to demonstrate a benefit in the treatment of serious bacterial infections due to CRE. We have designed our Phase 3 CARE trial for plazomicin with a primary efficacy endpoint of all-cause mortality or significant disease-related complications at Day 28, along with several clinically meaningful secondary efficacy endpoints including clinical failure. The trial will compare a plazomicin-based regimen versus a colistin-based regimen for the treatment of CRE bloodstream infections and pneumonia. By focusing the Phase 3 CARE trial on patients with a high unmet medical need where the efficacy of the current standard of care is inadequate, and enrolling in Cohort 1 of the trial based on infections caused by the target pathogen (CRE), we have the opportunity to demonstrate differentiated activity of plazomicin against CRE in the clinical setting. By including a second, single-arm cohort (Cohort 2) in the Phase 3 CARE trial that allows enrollment of patients not eligible for the randomized portion of the trial, we believe we can provide critical data for physicians regarding the efficacy and safety of plazomicin as well as the use of therapeutic drug management (“TDM”) in an expanded patient population.

•
Improved dosing strategy compared to existing aminoglycosides, and individualized patient dosing using our in vitro assay. We have taken advantage of recent innovations in PK and pharmacodynamic ("PD") modeling to create a once-a-day dosing regimen that is optimized to achieve the drug exposures projected to be efficacious in treating serious CRE infections. Patient dosing in the Phase 3 CARE trial population is also individualized by using a proprietary in vitro drug-monitoring assay to measure levels of plazomicin in the bloodstream and adjusting the dose, if necessary, to achieve the targeted drug exposure in critically ill patients.

•
Improved administration as once daily, 30-minute IV therapy. Plazomicin is administered as an IV infusion once per day for 30-minutes whereas other approved gram-negative IV antibiotics, such as beta-lactam antibiotics, are administered multiple times per day with infusion times up to two hours. In particular, if approved, we believe this improved administration would facilitate plazomicin for outpatient therapy.

•
Potential to reduce the healthcare costs associated with the treatment of serious infections. Treatment of antibiotic-susceptible infections is associated with lower overall costs as compared to the treatment of antibiotic-resistant infections. Our Phase 3 CARE trial of plazomicin will permit us to quantitate the pharmacoeconomic outcomes from plazomicin treatment of MDR Enterobacteriaceae, which may include fewer days on mechanical ventilation, less time in the ICU, and shorter total hospital stay.

•
Potential to be used in combination therapy for the treatment of serious infections due to CRE. Combination therapy has become the standard of care for treatment of serious infections due to CRE. Aminoglycoside/beta-lactam combinations may be particularly attractive based on in vitro evidence of synergistic bacterial killing and decades of experience in the use of such combinations for the treatment of difficult gram-negative pathogens. We believe in vitro data demonstrating synergistic bacterial killing against CRE with a subset of plazomicin combinations in addition to the clinical data generated with the use of combination therapy in the Phase 3 CARE trial will provide support to the use of plazomicin as part of active combination therapies for select patients.

Based on these attributes, we believe that plazomicin has the potential to become the new standard of care for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE.

Carbapenem-Resistant Enterobacteriaceae Pose an Urgent Threat to Patients
The need for new antibiotics to treat CRE is particularly acute, as CRE are one of the top global threats in infectious disease. In 2013, the CDC labeled CRE as "nightmare bacteria" and indicated that CRE pose a public health threat requiring "urgent and aggressive action." These bacteria are commonly MDR, exhibiting resistance not only to carbapenems, but also to nearly all antibiotics commonly used to treat gram-negative infections, including cephalosporins, beta-lactam/beta-lactamase inhibitor combinations, fluoroquinolones, and currently-marketed aminoglycosides. Resistance to carbapenems has been highlighted because these drugs are one of the last lines of defense against resistant gram-negative infections. Most CRE express enzymes called carbapenemases which break down the carbapenem antibiotic molecule before it can kill the bacteria. Due to the lack of effective therapies, CRE infections are associated with significant mortality, with up to 50% mortality observed in patients with bloodstream infections and greater than 70% in patients with cancer or receiving a liver transplant.
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
The CRE problem is global and the incidence has increased significantly over the last decade. For example, CDC surveillance data indicates that the rate of carbapenem resistance among Klebsiella species increased from 1.6% to 10.4% in the United States between 2001 and 2011. In Italy, 33% of K. pneumoniae strains were carbapenem-resistant in 2014, a sharp increase from 2010 when the rate was 16%. The problem is even more pronounced in Greece, with more than 63% of K. pneumoniae strains exhibiting resistance in 2014. In Latin America, 17-18% of Klebsiella species were resistant to carbapenems in Brazil and 11-12% in Argentina, according to surveillance data gathered in 2011.
We estimate that there were approximately 150,000 cases of CRE infections in the United States and the EU 5 in 2015. We believe that CRE incidence will continue to increase in the future. A key driver of resistance growth, the use of carbapenems, is increasing. Once restricted in use to limit the emergence of resistance, hospitals are changing their policies due to the pressing need for carbapenems to treat the growing number of MDR infections. In a recent survey, two-thirds of U.S. hospital pharmacy directors reported that carbapenems are now unrestricted on their hospital formularies, likely a reflection of the increasing incidence of difficult-to-treat gram-negative infections. Additionally, the spread of CRE among patients, between healthcare facilities, and across geographic regions is exacerbated by the ability of Enterobacteriaceae to readily transfer their resistance genes from one bacterium to another. Especially concerning is the potential of CRE to spread in the outpatient setting, which could lead to an epidemic of community-based CRE infections. Among outpatients in the United States, almost two percent of K. pneumoniae isolates were resistant to carbapenems in 2010, up from a negligible rate in 2005 and a recent study in 2012-2013 concluded that approximately 20% of CRE infections in hospitalized patients were community acquired. Finally, CRE are very difficult to eradicate once they establish a foothold in the healthcare setting.
Extended-spectrum beta-lactamase (ESBL)-producing Enterobacteriaceae Pose a Serious Threat to Patients
The need for new antibiotics to treat ESBL-producing Enterobacteriaceae is high, as these bacteria have become widespread globally in both healthcare-associated and community-onset infections and the use of carbapenems to treat infections caused by these organisms is felt to be contributing to the rise in CRE. In 2013, the CDC indicated that ESBL-producing Enterobacteriaceae pose a serious concern to public health threat requiring "prompt and sustained action." Similar to CRE, these bacteria are commonly MDR, exhibiting resistance not only to extended spectrum cephalosporins but also to fluoroquinolones, and currently-marketed aminoglycosides. In many cases the remaining treatment option is a carbapenem and use of carbapenems to treat these infections is thought to be contributing to increased carbapenem resistance. According to the CDC publication "Antibiotic Resistance Threats in the United States, 2013", it is estimated that nearly 26,000 healthcare-associated Enterobacteriaceae infections annually, or 19%, are caused by ESBL-producing Enterobacteriaceae in the United States alone. Infections caused by these organisms are associated with significant mortality; patients with bloodstream infections caused by ESBL-producing Enterobacteriaceae are approximately 57% more likely to die than those with bloodstream infections caused by a non ESBL-producing strain.
Commercial Strategy for Plazomicin in CRE
Our overall goal is to establish plazomicin as the standard of care for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE. Our strategy is intended to support plazomicin’s differentiated profile from both approved and development-stage antibacterials. Our clinical development program is focused on the treatment of serious bacterial infections due to Enterobacteriaceae in patients with limited or no alternative treatment options, including patients with cUTI or

AP. Based on feedback from the FDA, we expect the Phase 3 EPIC trial in cUTI and AP to serve as a single pivotal study supporting an NDA for plazomicin in the United States, which we expect to submit in the second half of 2017 and, if approved, would enable plazomicin to be used as a treatment for MDR gram-negative pathogens, including CRE and ESBL-producing pathogens. We believe the Phase 3 CARE trial will provide important data about plazomicin’s potential in treating patients with CRE infections, where there are limited treatment options currently available. Our goal is to complete enrollment in the Phase 3 CARE study in 2017 when we expect to complete enrollment in the Phase 3 EPIC study. We expect top-line data from our Phase 3 CARE trial in the second half of 2017, at approximately the same time as when we expect to report the top-line data from EPIC. We have reviewed and discussed this scenario with Infectious Disease opinion leaders and clinicians and have gained support for this approach and timeline. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform their use of plazomicin in the treatment of patients with CRE infections.
We believe that the commercial opportunity for plazomicin will be significant if our Phase 3 EPIC trial provides evidence of plazomicin efficacy and safety in cUTI and plazomicin is ultimately approved. Given the lack of effective therapeutic options against MDR gram-negative pathogens, including CRE and ESBL-producing pathogens, we anticipate that the effectiveness of plazomicin in our Phase 3 program, along with data describing plazomicin’s microbiological activity, will create significant physician demand for plazomicin based on our primary market research. A demonstrated benefit in a patient population with a high risk of death, and a potential to circumvent spread of CRE in the hospital setting, will be key product differentiators that drive adoption.
We intend to achieve our pricing and reimbursement objectives through demonstration of a benefit against MDR gram-negative pathogens, including CRE and ESBL-producing pathogens, as well as through demonstration of significant pharmacoeconomic cost savings to the healthcare system with the use of plazomicin. At a 2013 forum sponsored by The Pew Charitable Trusts, a nonprofit organization, which brought together payors, the FDA, and industry representatives, panelists supported an approximate price point of $15,000 per treatment course for new antibacterial agents for resistant infections as long as clinical and economic benefits were clearly demonstrated. We are collecting data in our Phase 3 CARE trial that is designed to enable us to compare medical resource utilization between patients treated with plazomicin and those treated with comparator therapy. For example, we plan to determine whether plazomicin-based therapy results in fewer days on mechanical ventilation, less time in the ICU, and shorter total hospital stays. As a reference for the potential cost-savings that could accumulate, according to a Critical Care Medicine publication from June 2005, a study using 2002 cost data estimated that the total cost of a single day in the ICU without mechanical ventilation was over $3,000, and that the incremental cost of a day of mechanical ventilation in the ICU was over $1,500. Accordingly, we believe an effective treatment for CRE infections has the potential to yield substantial cost-savings relative to existing therapy based on these key cost drivers.
We expect physicians will use plazomicin for definitive treatment of patients with MDR gram-negative pathogens, including CRE and ESBL-producing pathogens, as well as for empiric treatment, or treatment prior to definitive confirmation of the pathogen, of patients who are at risk of CRE. Definitive treatment for CRE begins when the infecting pathogen has been confirmed as CRE. Assuming success of our Phase 3 trials as currently designed, definitive treatment with plazomicin is expected to last between 5 to 7 days for cUTI patients. Data from our Phase 3 CARE study may also provide data showing treatment with plazomicin is expected to last between 7 to 14 days for bloodstream infection and pneumonia patients. We estimate that there were approximately 150,000 cases of confirmed CRE infections in the United States and the EU 5 in 2015. Given the importance of providing effective CRE therapy as soon as possible in order to reduce the risk of death, we believe physicians will use plazomicin empirically to treat patients who are at a high risk of CRE infection. Empiric treatment continues until the pathogen is confirmed, which typically takes 2 to 3 days. Following pathogen confirmation, definitive treatment begins either with the same drug(s) used for empiric treatment or with different drug(s), depending on numerous factors including the identity and susceptibility of the pathogen, as well as patient response to empiric therapy. We estimate the total number of cUTI, pneumonia or bloodstream infections treated empirically in the United States and the EU 5 was approximately eight million in 2014. We estimate that approximately 1.4 million of these empirically treated cases involved consultation with an infectious disease physician, a proxy for the number of more complicated cases or serious infections, including suspected MDR infections. This smaller subset of empirically treated patients is a more relevant population in which plazomicin might be prescribed to provide empiric treatment for CRE, depending on a number of CRE risk factors, including patient colonization with CRE and high incidence of CRE in the hospital unit.
If approved, we intend to focus our initial commercial efforts on the U.S. market, which we believe represents the largest single market opportunity for plazomicin. We plan to use a targeted U.S. sales force to promote plazomicin to hospital-based healthcare professionals where MDR infections, including CRE, are concentrated in resistance hotspots, including New York City, Chicago, and other major population centers, either alone or with support from a commercialization partner. In key markets outside of the United States, including Europe, Asia, and Latin America, we believe we can maximize the value of plazomicin through licensing full product rights to one or more global or regional commercialization partners who have local market expertise. By collaborating with companies that have an existing commercial presence and experience in targeted geographic markets, we believe we can efficiently maximize plazomicin’s commercial potential.
Plazomicin Development Program
We are developing plazomicin, our lead product candidate, for the treatment of serious bacterial infections due to MDR Enterobacteriaceae in patients with limited or no alternative treatment options. These include patients with cUTI or AP due to MDR Enterobacteriaceae, including ESBL-producing isolates and CRE. Our successful Phase 2 trial evaluating the efficacy of plazomicin compared with levofloxacin in patients with cUTI provides evidence of efficacy and safety against Enterobacteriaceae infections in general, including demonstration of a clinical cure in five plazomicin-treated patients whose baseline pathogen had an ESBL phenotype. Our Phase 3 EPIC study is designed to demonstrate evidence of efficacy and safety of plazomicin in cUTI due to Enterobacteriaceae. Given the established efficacy of aminoglycosides in treating urinary tract infections and the positive results observed in our Phase 2 study of plazomicin in this indication, we believe, if similar results are observed in Phase 3, that the Phase 3 EPIC trial would provide a path to market for plazomicin. We believe our Phase 3 CARE trial will provide important data about plazomicin’s potential in treating patients with CRE infections, where there are limited treatment options currently available. We expect top-line data from CARE in the second half of 2017, at approximately the same time as the top-line data from EPIC. We have received FDA fast-track designation for plazomicin for the treatment of serious and life-threatening CRE infections and QIDP designation in multiple indications. We believe our currently planned development program, if successful, will also be acceptable to support a marketing application for plazomicin in the EU, based on feedback obtained through the EMA scientific advice procedure.
Key elements of our current program to develop plazomicin for the treatment of serious bacterial infections due to Enterobacteriaceae, including CRE, are outlined in the table below:

Plazomicin Clinical Program
Study/Phase	Objectives	Planned Enrollment (approximate)	Initiation— Target Receipt of Top-Line Data
EPIC/ 3	Primary: Demonstrate the non-inferiority of plazomicin compared with meropenem based on the difference in composite microbiological eradication and clinical cure rate in the microbiological modified intent-to-treat (mMITT) population at both the Day 5 and test-of-cure (TOC) visits in patients with cUTI and AP Secondary : Safety, PK of plazomicin	530	2015 – 2017
CARE - Cohort 1/ 3
Primary: Evaluate the efficacy of plazomicin as compared to colistin with respect to all-cause mortality or significant disease-related complications at 28 days in patients with serious CRE infections
Secondary: Safety, PK of plazomicin
		up to 100 (CARE Total)	2014 – 2017
CARE - Cohort 2/ 3	Exploratory: Evaluate the efficacy, safety and PK of plazomicin in patients with serious CRE infections	up to 100 (CARE Total)	2015 – 2017

Nonclinical Studies Supporting Success of Plazomicin Program
Study	Methods	Key Result
In vitro activity against CRE	Standard microbiology assays	Plazomicin demonstrated strong potency against CRE isolates resistant to other antibiotics.
In vivo efficacy against CRE	Mouse models of lung and thigh muscle infection	Plazomicin demonstrated strong efficacy against CRE, including improved killing compared to colistin or tigecycline.
In vivo efficacy against plague and tularemia	Non-human primate models of pneumonic plague and tularemia	Animals receiving plazomicin demonstrated survival at doses below the level equivalent to our current Phase 3 CARE clinical dose.
In vivo and in vitro toxicology studies	In vitro and animal model studies of toxicities and potential side effects	Plazomicin demonstrated impacts on kidney function similar to other aminoglycosides. No other significant effects were observed.

Completed Phase 1 and Phase 2 Clinical Studies
Study No.	Objectives	Number Enrolled	Key Result
001	Phase 1 trial of safety and PK after single and multiple doses in healthy subjects	39	Plazomicin was well tolerated at doses of up to 15 mg/kg for 3 days.
003	Phase 1 trial of safety, plasma PK and lung penetration in healthy subjects	40	Plazomicin was well tolerated at doses of up to 15 mg/kg for 5 days. Plazomicin penetrated into the lung to a similar degree as other aminoglycosides.
004	Phase 1 trial of safety and PK in healthy and impaired kidney function subjects	24	As with other aminoglycosides, plazomicin’s dose needs to be adjusted in patients with moderately or severely impaired kidney function.
006	Phase 1 thorough QT/QTc trial in healthy subjects[1]	64	Plazomicin showed no clinically relevant potential to increase risk for cardiac arrhythmias at single doses of up to 20 mg/kg.
002	Phase 2 safety, efficacy, and PK in patients with cUTI	145	Plazomicin displayed efficacy similar to the comparator antibiotic treatment (levofloxacin). Plazomicin was generally well tolerated at doses of up to 15 mg/kg for 5 days.
1
The "thorough QT/QTc study" is used to determine whether or not the effect of a drug on the QT/QTc interval in target patient populations should be studied intensively during later stages of drug development. The QT/QTc interval is a measure of the time between the start of the Q wave and the end of the T wave in the heart’s electrical cycle.

Phase 3 EPIC Trial of Plazomicin for the Treatment of cUTI
Due to the established efficacy of aminoglycosides in treating urinary tract infections and our positive Phase 2 study of plazomicin in this indication, we believe that our Phase 3 EPIC trial provides a high probability of technical and regulatory success and a clear path to market for plazomicin. Given plazomicin’s differentiated activity against MDR Enterobacteriaceae and the critical need for new drugs to treat infections caused by these organisms, we have designed our Phase 3 EPIC trial to generate data regarding the efficacy of plazomicin compared to meropenem against susceptible and MDR Enterobacteriaceae. By focusing enrollment in regions with a relatively high prevalence of ESBL-producing Enterobacteriaceae in this indication and utilizing a carbapenem comparator, we believe that positive efficacy data from this trial will provide the basis for FDA approval and could position plazomicin as an alternative to carbapenems in the treatment of urinary tract infections due to ESBL-producing and other MDR gram-negative pathogens.
The first patient in our global Phase 3 EPIC trial for the treatment of cUTI and AP was enrolled in January 2016. Our goal is to be fifty percent enrolled in this Phase 3 EPIC trial by the U.S. fall of 2016. Then, we would expect enrollment to accelerate and to complete enrollment in 2017. Further, we expect top-line results for our Phase 3 EPIC trial and an NDA submission for plazomicin in the second half of 2017.
Trial Design
Our Phase 3 EPIC trial is a randomized, multicenter, multinational, double-blind study of the efficacy and safety of plazomicin in the treatment of cUTI, including AP, in adults, compared with meropenem and allows an optional switch to oral therapy. Patients with a clinical diagnosis of cUTI, including AP, requiring at least four days of treatment with IV antibiotic therapy are eligible for enrollment. Patients will be randomized 1:1 to plazomicin or meropenem. Patients randomized to plazomicin are receiving a dose up to 15 mg/kg as a 30-minute IV infusion followed 8 and 16 hours later by matching placebo. Meropenem is being administered as a 1.0 gram IV infusion every eight hours. Dosing adjustments of both plazomicin and meropenem, including adjustment of dosing schedule, may be required based on renal function. When clinically appropriate, and after a minimum of four days of blinded IV study drug have been administered, patients may switch to open-label oral levofloxacin (250 or 500 mg once daily, depending on renal function) to complete a total of 7 to 10 days of therapy (IV plus oral). Efficacy will be determined by assessments of clinical and microbiological response. The primary efficacy endpoint is the composite microbiological eradication and clinical cure rate at both the Day 5 and TOC visits.

The following figure provides an overview of our Phase 3 EPIC trial:
Dosing Strategy for Phase 3 EPIC Study
In the Phase 3 EPIC trial, patients randomized to receive plazomicin will receive a dose of up to 15 mg/kg once daily. The dosing regimen is based on the PK, safety, and efficacy profile of plazomicin observed in Phase 1 studies and a Phase 2 study in patients with cUTI including AP. Based on our Phase 2 data, TDM will not be used to guide dosing in the Phase 3 EPIC trial.
Projected Benefit of Plazomicin
We have reached agreement with the FDA on the design of the Phase 3 EPIC trial as a non-inferiority trial comparing plazomicin to meropenem with a 15% non-inferiority margin and a corresponding sample size of approximately 530 patients. In addition, we have agreement with FDA that the plazomicin cUTI program, comprising the Phase 2 cUTI trial and the Phase 3 EPIC trial, will satisfy the FDA’s requirements for a safety database.
We believe that the effect size seen in the microbiologically evaluable (ME) population in the phase 2 study is the most representative measure of the efficacy of plazomicin in this indication. The 89% microbiological eradication rate demonstrated at the test-of-cure visit 7 days after completion of therapy in this population was similar to the comparator, levofloxacin, and to historical response rates reported with carbapenems such as meropenem. Assuming this response rate is observed in the Phase 3 EPIC trial, we believe that we shall be able to demonstrate non-inferiority of plazomicin to meropenem with a 15% non-inferiority margin and one‑sided significance level of 0.025 for the co-primary endpoints of microbiological eradication and clinical cure at the Day 5 and test-of-cure visits. Demonstration of non-inferiority to meropenem, a carbapenem antibiotic considered to be a last line of defense, in patients with cUTI, including a subset with MDR pathogens, will provide the basis for FDA approval and could position plazomicin as an alternative to carbapenems in the treatment of urinary tract infections due to ESBL-producing and other MDR gram-negative pathogens.
Phase 3 CARE Trial of Plazomicin for the Treatment of CRE
Given the critical need for new drugs to treat infections caused by CRE and given plazomicin’s differentiated in vitro activity and in vivo efficacy against this pathogen, we have designed our Phase 3 CARE trial to position plazomicin as a preferred drug for the treatment of CRE. By focusing on difficult-to-treat pathogens against which plazomicin has excellent nonclinical activity, instead of a broader population of pathogens, we believe we have a greater probability of demonstrating the clinical differentiation of plazomicin. In addition, we believe the Phase 3 CARE study will provide important data regarding the safety and efficacy of plazomicin in patients with severe infection and significant co-morbidities. Because these factors have the potential to confound the efficacy and safety profile of the treatment under investigation, these types of patients are generally excluded from traditional antibiotic studies, leaving physicians with little information to guide therapy in patients with the highest need.
We enrolled our first patient in our global Phase 3 CARE trial for the treatment of serious CRE infections in September 2014. We have worked closely with the FDA to amend the protocol for the Phase 3 CARE trial with the goal of enhancing patient enrollment. In the second quarter of 2015, we began implementing the first protocol amendment (“Amendment No. 1”) that expanded inclusion/exclusion criteria and modified the primary endpoint to include disease-related complications as well as mortality. In the third quarter of 2015, we began implementing a second protocol amendment (“Amendment No. 2”) that added a single-arm plazomicin cohort (“Cohort 2”) that allows enrollment of patients with CRE infections who are not eligible for the randomized study arms (“Cohort 1”). Expanded eligibility in Cohort 2 includes patients with cUTI/AP caused by CRE, a patient population with significant unmet medical need, as well as patients with infections resistant to colistin, patients with polymicrobial infections, and patients with lower Acute Physiology and Chronic Health Evaluation II (“APACHE II”) scores. We expect Cohort 2 to increase enrollment in Cohort 1 of the Phase 3 CARE trial and to generate important clinical data for plazomicin treatment in a broader range of patients with CRE infections, including cUTI. We plan to analyze and submit early data from the Cohort 2 plazomicin treatment arm to a medical meeting for presentation in 2016. The Special Protocol Assessment (“SPA”) agreed to with the FDA for the Phase 3 CARE trial is no longer effective and we do not intend to request a new SPA.
Despite enrollment improvements following the implementation of Amendment Nos. 1 and 2, we have now concluded that it is not feasible to enroll 360 patients in Cohort 1 of the Phase 3 CARE study. We plan to stop enrollment in the Phase 3 CARE study in 2017 when we expect to complete enrollment in the Phase 3 EPIC study. We expect top-line data from the Phase 3 CARE trial in the second half of 2017, at approximately the same time as we expect to report top-line data from the Phase 3 EPIC study, and we expect to enroll up to 100 patients in the Phase 3 CARE study. Cohort 1 of our Phase 3 CARE study was originally planned and the size estimated based on a superiority design. With the reduced expected sample size, the study will not be powered to demonstrate superiority but we still expect the same trend in improvement with the plazomicin-based regimen compared to the comparator arm. Based on our discussions with the FDA regarding the expected reduced sample size, if successfully completed, we intend to include the data from this Phase 3 CARE study along with the data from our ongoing Phase 3 EPIC study in an NDA submission for approval of plazomicin for the treatment of cUTI; however, at this time, we believe it is unlikely that the data from this Phase 3 CARE study will support additional indications for plazomicin.
We plan to submit the Phase 3 CARE study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial and to submit the results to a peer-reviewed journal and for presentation at a medical meeting in 2017. We have reviewed and discussed this scenario with Infectious Disease opinion leaders and clinicians, who have indicated their support for this approach and timeline. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform their use of plazomicin in the treatment of patients with CRE infections.
Trial Design
Our Phase 3 CARE trial contains a randomized, open-label cohort (Cohort 1) designed to evaluate the efficacy and safety of plazomicin as compared to colistin when each is combined with a second antibiotic in the treatment of patients with bloodstream infections (BSI) or hospital-acquired pneumonia (HABP, VABP) due to CRE. An additional cohort of patients (Cohort 2) with BSI, HABP, VABP, cUTI or AP due to CRE and who are not eligible for enrollment in Cohort 1 are being enrolled into a single-arm cohort of this study and treated with plazomicin-based therapy. Both cohorts of the trial are enrolling patients whose causative pathogen is either presumed or confirmed to have an MIC ≥ 4 µg/mL for the broadest spectrum carbapenems, which are referred to as type 2 carbapenems. These patients are reported to have poor outcomes, including a high mortality rate, when treated with currently available therapeutic options, including colistin, the comparator in this study, providing us with the opportunity to provide important and meaningful data regarding the efficacy, safety, microbiology and dosing of plazomicin in the treatment of patients with CRE infections.
The following figure provides an overview of our Phase 3 CARE trial:

In both cohorts, patients with presumed or confirmed infection with CRE are eligible for enrollment. Efficacy will be determined by assessments of survival, significant disease-related complications, clinical response, and microbiological response.

In Cohort 1, patients are randomized 1:1 to a plazomicin- or colistin-based regimen. At the time of randomization, one adjunctive antibiotic, either tigecycline or meropenem, is selected by the investigator to be combined with plazomicin or colistin. Cohort 1 excludes patients with colistin-resistant infections, refractory septic shock, or specified clinical syndromes that require more than 14 days of antibiotic therapy. We are also using the APACHE II score, a measure of the severity of disease that ranges from 0 to 71, as part of our enrollment criteria. Higher APACHE II scores correspond to more severe disease and a higher risk of death. Patients are eligible for enrollment in Cohort 1 with an APACHE II score from 15 to 30. Patients are being stratified by infection type (bloodstream or pneumonia), APACHE II score, and time from the initiation of empirical therapy for the patient’s infection to randomization for this trial. Patients randomized to plazomicin are receiving an initial dose up to 15 mg/kg as a 30-minute IV infusion. The initial dose and dosing interval is being determined by baseline renal function. Subsequent plazomicin doses are being individualized based on changes in renal function and by TDM, using our in vitro assay. The primary efficacy endpoint in Cohort 1 is all-cause mortality at Day 28 or significant disease-related complications. Secondary efficacy parameters include clinical failure, all-cause mortality at Day 28, time to death through Day 28 and all-cause mortality at Day 14. Microbiological assessments include the evaluation of microbiological response and the incidence of development of decreased susceptibility to plazomicin or colistin.
In Cohort 2, patients with BSI, hospital-acquired pneumonia, cUTI or AP due to CRE and who are not eligible for enrollment in Cohort 1 are enrolled and treated with plazomicin-based therapy. Patients with BSI or pneumonia will receive study drug therapy for 7 to 14 days while those with cUTI will receive plazomicin therapy for 4 to 7 days with an option to switch to oral antibiotic therapy after a minimum of 4 days of IV administration of plazomicin, to complete a total of 7 to 14 days of therapy (IV + oral). Descriptive efficacy endpoints in Cohort 2 include clinical and microbiological response in all patients and all-cause mortality at Day 28 or significant disease-related complications and all-cause mortality at Day 14 and Day 28 in patients with bloodstream infection or pneumonia.
Dosing Strategy for Phase 3 CARE Study Using Pharmacometric Modeling
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
Projected Benefit of Plazomicin
To estimate the potential size of the treatment benefit for plazomicin over colistin in Cohort 1 of our Phase 3 CARE trial, we performed a meta-analysis of data from three observational studies describing the outcome of 309 patients with BSIs due to carbapenemase-producing Enterobacteriaceae. We segregated patients into two groups:

•
"High MIC": Patients whose infections were caused by an isolate with a carbapenem MIC ≥ 4 µg/ml, our target MIC for inclusion in our Phase 3 CARE trial, and who received combination antibiotic therapy.

•	"Low MIC": Patients whose infections were caused by an isolate with a carbapenem MIC < 4 µg/ml, and who received combination antibiotic therapy containing a carbapenem.
We observed a 35% mortality rate in the High MIC group and a lower 14% mortality rate in the Low MIC group. We interpret the absolute mortality difference of 21% (95% confidence interval: 11%-30%) between the two groups to be an indication of the potential magnitude of the treatment benefit that might be observed when an effective (e.g., plazomicin) versus less effective (e.g., colistin) antibiotic therapy is used to treat patients whose isolates have a carbapenem MIC ≥ 4 µg/ml.
In our estimation of the plazomicin treatment benefit, we have assumed that a plazomicin-based regimen would result in approximately a 10-15% absolute reduction in mortality or significant disease-related complications from a baseline mortality rate of 35% in the colistin comparator group.

Nonclinical Data Support the Use of Plazomicin for the Treatment of MDR Enterobacteriaceae Infections
Plazomicin has been tested extensively in vitro, in animal efficacy models, and in safety pharmacology and toxicology studies. As noted above, nonclinical assays are generally predictive of clinical efficacy for antibacterials, particularly in the case of a well-understood class such as aminoglycosides.
In vitro Activity Against Enterobacteriaceae, Including CRE
The results from in vitro global surveillance studies completed in 2014 against a broad group of clinical Enterobacteriaceae isolates demonstrate that plazomicin has potency against Enterobacteriaceae in general. In these studies, we measured the potency of plazomicin and comparator drugs by determining the concentration of drug required to inhibit the growth of 50% and 90% of the isolate set. We refer to these measurements as the MIC50 and MIC90, respectively. The table below summarizes the in vitro activity of plazomicin and several other commercially-available antibiotics from various different drug classes commonly used to treat Enterobacteriaceae infections against 5,517 clinical Enterobacteriaceae isolates.

Compound	Class	N	MIC 50 (µg/mL)	MIC 90 (µg/mL)
Plazomicin	Aminoglycoside	5517	0.5	2
Gentamicin	Aminoglycoside	5517	0.5	32
Amikacin	Aminoglycoside	5517	1	4
Levofloxacin	Fluoroquinolone	5517	<0.12	1
Ceftazidime	Cephalosporin	5517	0.25	>16
Piperacillin/tazobactam	Beta-lactam/Beta-lactamase inhibitor	5517	2	32
Tigecycline	Glycycline	5517	0.12	0.5
Colistin/polymyxin B	Polymyxin	5517	<0.5	>8
Key:

Susceptible	Non-susceptible

N=number of strains within the overall set of 983 strains tested vs. the given antibiotic.
Notes: CLSI 2012 susceptibility criteria were used except for tigecycline and colistin, for which EUCAST 2013 criteria were used because CLSI criteria were not available.
As shown in this table, plazomicin was the most potent aminoglycoside tested with an MIC50 of 0.5 and MIC90 of 2, meaning that at least 50% of these isolates were inhibited by a concentration 0.5 µg/mL or less and 90% of these isolates where inhibited by a concentration of 2 µg/mL or less. Such concentrations are easily achievable in humans with current dosing.
Results from multiple susceptibility testing studies against MDR Enterobacteriaceae demonstrate that plazomicin remains potent against strains resistant to several other classes of antibiotics, including carbapenems and other aminoglycosides. We can determine the likely activity of plazomicin against MDR Enterobacteriaceae, including CRE, encountered in the hospital setting globally by testing a large number of clinical isolates collected from unique patients with different types of infections from hospitals around the world. Using similar methodology as the surveillance studies, we determined the MIC50 and MIC90 of plazomicin and comparators against a large number of clinical CRE isolates. The table below summarizes the results of this work.

Compound	Class	N	MIC50(µg/mL)	MIC90 (µg/mL)
Plazomicin	Aminoglycoside	983	0.5	2
Gentamicin	Aminoglycoside	978	4	>64
Amikacin	Aminoglycoside	983	32	64
Ciprofloxacin	Fluoroquinolone	822	8	8
Ceftazidime	Cephalosporin	498	64	64
Piperacillin/tazobactam	Beta-lactam/Beta-lactamase inhibitor	756	>64	>64
Tigecycline	Glycycline	804	1	4
Colistin/polymyxin B	Polymyxin	877	1	8

Key:

Susceptible	Non-susceptible

N=number of strains within the overall set of 983 strains tested vs. the given antibiotic.
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
As shown in the table above, at least 50% of the tested isolates were non-susceptible to all of the marketed drugs except for gentamicin, tigecycline, and colistin, while plazomicin remained potent (MIC50 of 0.5 µg/mL or less). This shows the high degree of multi-drug resistance in CRE and the reason tigecycline and colistin are considered among the only options for treatment of infections caused by CRE. All of the MIC90 values of the marketed drugs were non-susceptible, meaning that a significant percentage of infections caused by these isolates would be untreatable with available antibiotics. Plazomicin maintained an MIC90 of 2, meaning that at least 90% of these isolates were inhibited by a concentration of 2 µg/mL or less. Overall, 96% of these isolates had a plazomicin MIC of 2 µg/mL or less. Plazomicin showed the same potency against this collection of CRE isolates as was demonstrated in the larger collection of clinical Enterobacteriaceae isolates described above.
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
As exemplified in the above graphs, plazomicin retained activity against 90% or more of the tested isolates at an MIC of less than or equal to 1 µg/mL, and was overall more potent than amikacin and gentamicin.
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
Efficacy Against Rapidly Lethal Plague and Tularemia Pneumonia in Non-Human Primate Models
Plazomicin has demonstrated efficacy in non-human primate models against infections caused by the biothreat pathogens Yersinia pestis and Francisella tularensis. These two bacteria species are considered potential bioweapons and are the causative agents for plague and tularemia, respectively. The primary site of infection in these models is the lung, and the pathogens cause a rapidly lethal pneumonia that spreads to the bloodstream and other organs in the absence of effective therapy. In these models, animals were exposed to an aerosol spray of the pathogen and monitored for signs of fever indicating an active infection. PK was also measured. Once fever was detected, treatment was started with either a fixed dose of plazomicin (six animals for each treatment group) or a placebo and continued for 10 days. In one arm of the tularemia study, treatment was withheld until 24 hours after fever was observed allowing additional time for the infection to establish and worsen. Across these studies, almost all plazomicin-treated animals were cleared of their bloodstream and lung infections even when dosed below levels equivalent to our Phase 3 CARE clinical dose. However, in the plague studies some plazomicin-treated animals died due to infections that spread to the central nervous system, where we believe plazomicin does not penetrate. In contrast, none of the placebo control-treated animals in these studies survived. The strong efficacy of plazomicin against these diseases in a primate model suggests that it may be effective in similar serious infections in humans.
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
Additional Nonclinical Studies to Support an NDA
We have completed and will conduct additional nonclinical studies to support an NDA for plazomicin. At the time of the NDA, we expect to have completed many microbiological studies of plazomicin, including multi-year assessments of its activity against contemporary clinical isolates of Enterobacteriaceae and other bacterial species from the United States and other countries. Our BARDA contract includes an unexercised option for additional funding to support ongoing or planned studies. We believe that the planned extensive nonclinical study package, when combined with the data we expect to generate from our pivotal Phase 3 EPIC trial and our Phase 3 CARE trial, including a projected total safety database of approximately 300 patients, would be sufficient to support an NDA for plazomicin. Other studies we have completed or plan to conduct include industry-standard experiments to characterize the distribution and excretion of plazomicin in vivo, as well as in vitro studies of the potential for plazomicin to interact with enzymes associated with drug distribution and metabolism.
Plazomicin Clinical Data Are Supportive of Continuing Trials of Plazomicin
Our clinical trial data to date for plazomicin indicate an acceptable safety profile, predictable PK, and lung penetration that is similar to other aminoglycosides. In addition, our Phase 2 trial demonstrates that plazomicin has microbiological and clinical efficacy in treating cUTI that is similar to levofloxacin, an approved antibiotic in the fluoroquinolone class commonly used for the treatment of this infection.
Plazomicin has been studied in four Phase 1 clinical trials and one Phase 2 clinical trial. A total of 239 healthy subjects and patients enrolled in completed trials have received plazomicin at doses ranging between 1 and 20 mg/kg administered as an IV infusion. In the Phase 1 trials, 82 subjects received 15 mg/kg administered either as a single dose or once daily for up to five days. In the Phase 2 trial, 74 patients with cUTI received 15 mg/kg of plazomicin administered once daily for up to five days.
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
Efficacy was assessed through microbiological and clinical outcomes at end of treatment, at test of cure, and at a long-term follow-up visit. The primary efficacy endpoint was the proportion of patients who attained microbiological eradication at the test of cure visit. This endpoint was determined for two analysis populations: a modified intent-to-treat ("MITT") population which included all randomized patients with at least one causative pathogen isolated from an acceptable urine specimen before treatment; and a microbiologically evaluable (“ME”) population which was a smaller subset of the MITT population and included patients who met key study inclusion criteria, received study treatment for a pre-specified duration and had an acceptable urine specimen at test of cure.
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
Research Discovery and Development Programs
Beyond our plazomicin program, our research teams are focused on discovering novel medicines for serious infections caused by MDR pathogens including Acinetobacter baumannii and Pseudomonas aeruginosa. The CDC has categorized these pathogens as "serious" threats requiring prompt and sustained action. Our goal is to nominate a clinical candidate from our research programs in 2016 and to file an Investigational New Drug ("IND") application in 2017. Clinical trials for products from our research programs will require additional funding.

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
Using our discovery engine, we made improvements to known LpxC inhibitors to generate a series of promising molecules that showed greater activity against gram-negative pathogens, improved safety in preclinical models, and better pharmaceutical properties. Given their novel mechanism of action, compounds generated in this program demonstrate no cross-resistance with current antibiotics and therefore retain activity against strains harboring resistance mechanisms that inactivate many other marketed antibiotics. This is illustrated in the figure below with respect to ACHN-975 (a compound we previously pursued in a clinical trial) which demonstrates potent activity against a large set of almost 1,000 P. aeruginosa clinical isolates. The figure also shows the potency of other antibiotics commonly used to treat infections caused by P. aeruginosa infections. For these drugs, the dotted lines begin at the MIC value considered non-susceptible, according to 2012 CLSI criteria, demonstrating the current scarcity of effective therapeutic options for P. aeruginosa infections. None of the other drugs had a susceptible MIC90 against the test set.

P. aeruginosa (n=998)
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Percent of Strains Inhibited
0.01
0.1
1
10
100
1000
MIC (µg/mL)
ACHN-975
Ceftazidime
Ciprofloxacin
Colistin
Imipenem
Piperacillin-tazobactam
Tobramycin

We are currently pursuing an advanced series of compounds that are active against P. aeruginosa, supported by up to $5.0 million in funding from a contract with NIAID, with the goal of identifying those with potent antibacterial activity and an improved safety profile for selection of a candidate for IND-enabling studies in 2016.
Therapeutic Antibody Discovery Program
Therapeutic monoclonal antibodies ("mAbs") have several distinguishing features that make them attractive as antibacterial agents. First, we believe they will not be impacted by resistance mechanisms that inactivate existing small molecule-based antibiotics. Second, they are highly specific to their target, greatly reducing the potential for toxicity due to off-target binding. Third, humanized or fully human mAbs are well tolerated with low immunogenicity in patients. Finally, mAb therapeutics can achieve sustained exposure with a typical half-life of around three weeks, potentially enabling an antibacterial antibody to prevent or cure an infection following a single intramuscular or intravenous dose.
Our goal is to generate mAbs that can be deployed to treat infections caused by MDR Acinetobacter baumannii and other gram-negative pathogens, such as Pseudomonas Aeruginosa. Based on our experience developing agents for gram-negative pathogens, we have identified a set of targets and a corresponding screening process for each target that we believe to be well suited for therapeutic mAb discovery. In addition to our strong experience in antibacterial target selection, we have built an innovative antibody discovery platform designed to quickly identify rare-functional antibodies targeting the most challenging pathogens. If successful, our unique approach has the potential to transform the way gram-negative infections are treated by enabling a safe, single-dose primary cure of infection or long-lasting step-down therapy upon discharge from the hospital.

Government Contracts
Biomedical Advanced Research and Development Authority (“BARDA”)
Our program to develop plazomicin for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE, as well as for disease caused by certain bacterial biothreat pathogens, is partially funded under a contract with BARDA, an agency of the U.S. Department of Health and Human Services. This contract was awarded in August 2010 and consists of a base amount as well as three options, two of which have been exercised. The base amount and the two exercised options total $103.8 million of obligated funding, of which a total of $77.1 million has been recorded as revenues as of December 31, 2015, with $26.7 million remaining available. The potential funding amount under the unexercised option has not yet been determined. The unexercised option relates to the conduct of a clinical trial, certain nonclinical studies to support an NDA and certain nonclinical biodefense studies.
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
Payments under the contract with BARDA are made in installments as activities are conducted in accordance with the research plan. Payments to us are based on direct costs incurred and allowances for overhead, plus a fee, where applicable. In November 2013, we modified the most recent awarded option such that payments under this option would not exceed $60.4 million, even though the cost of the Phase 3 CARE trial and related expenses may exceed the amount available to us under our BARDA contract for direct costs incurred. Under standard government contracting terms, the government receives only limited rights for government use of certain of our pre-existing data and certain data produced with non-federal funding, to the extent such data are required for delivery to BARDA under the project. The U.S. government receives unlimited rights to use and disclose new data first produced under the project with BARDA funding. The U.S. government is entitled to a nonexclusive, worldwide, royalty-free license to practice or have practiced any patent on an invention that is conceived or first reduced to practice under the project, and may obtain additional rights if we do not elect to retain ownership of a subject invention or if we do not satisfy certain disclosure and patent prosecution obligations with respect to a subject invention. The government’s rights do not include the composition of matter patents related to plazomicin, as these were developed and prosecuted prior to our entry into the BARDA contract and without government funding. The BARDA contract does not entitle the government to any sales royalties or other post-commercialization financial rights.
BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current year amounts allotted from Congressionally approved annual appropriations.
Defense Threat Reduction Agency (“DTRA”)
In June 2007, we entered into a contract with DTRA to develop novel antibacterials for the treatment of biodefense pathogens. In November 2012, DTRA terminated this contract for convenience. We sought payment from DTRA for additional expenses we incurred in connection with this contract, and on April 30, 2015 received $7.1 million.
The DTRA contract related to the funding of our LpxC program. Under the contract’s terms, the U.S. government received rights to use and disclose new data first produced under the project with DTRA funding only to the extent they are related to government applications connected with certain select pathogens. In addition, the U.S. government is entitled to a nonexclusive, worldwide, royalty-free license to practice or have practiced any patent on an invention that was conceived or first reduced to practice under the project, including the composition of matter patent related to ACHN-975 (a compound we previously pursued in a clinical trial), and may obtain additional rights if we do not elect to retain ownership of a subject invention or if we do not satisfy certain disclosure and patent prosecution obligations with respect to a subject invention.
National Institute of Allergy and Infectious Diseases (“NIAID”)
In September 2008, we entered into a five-year contract with NIAID to develop novel antibacterials for the treatment of biodefense pathogens. We received over $21.0 million under this contract, which supported a previous research and development program that we currently do not intend to advance. Our NIAID contract expired in August 2013. The U.S. government retains certain rights to data and intellectual property generated under the contract.
In July 2014, the Company was awarded a one-year, $0.4 million grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. In July 2015, NIAID extended the grant term through July 31, 2016.
In July 2015, the Company was awarded a contract by NIAID for $2 million through June 30, 2016, with additional funding of up to $3.0 million available if all options are exercised under the contract. $1.3 million of the base award has been recorded as revenues for the year ended December 31, 2015. The U.S. government retains certain rights to data and intellectual property generated under the contract.
For more information regarding the government contracts referred to above see "Risk Factors-Risks Related to Our United States Government Contracts" and "Risk Factors-Risks Related to Intellectual Property-Provisions in our U.S. government contracts, including our contract with BARDA, may affect our intellectual property rights."
Commercial Agreements
ARK Diagnostics, Inc. Development Services Agreement
In August 2013, we entered into a development services agreement with ARK Diagnostics, Inc. ("ARK"). Under this agreement, we and ARK are co-developing an in vitro assay to measure levels of plazomicin in the blood to enable patients to receive safe and efficacious doses of plazomicin. Such an assay would be used to provide therapeutic drug management. ARK is responsible for the manufacture and supply of the developed assay for our plazomicin Phase 3 CARE trial program. Depending on the mutually agreed regulatory approval pathway and commercialization strategy for the assay, we will be required to pay ARK up to an aggregate amount of between $1.0 million and $1.6 million in milestone payments for the achievement of certain development, manufacturing and regulatory milestones, $1.0 million of which have been achieved and paid as of December 31, 2015. Intellectual property rights relating to the assays developed under the contract are jointly owned by us and ARK, but each party retains ownership of its background intellectual property and improvements thereto.
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
License Agreement with Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.)
On January 25, 2006, we entered into a license agreement with Ionis Pharmaceuticals, Inc. ("Ionis"), pursuant to which Ionis granted us an exclusive license under certain patents relating to aminoglycoside antibacterial compounds and related know-how to develop and commercialize certain novel aminoglycoside antibacterial compounds. We are required to use commercially reasonable efforts to develop and commercialize licensed compounds under the agreement. In consideration for the rights granted to us by Ionis under the license agreement, we issued $1.5 million of our Series A convertible preferred stock to Ionis in 2006. In addition, we are required to make payments to Ionis upon the achievement of specified development and regulatory milestones totaling up to $19.5 million for the first aminoglycoside product developed under the agreement, including $4.0 million that was paid to Ionis in the fourth quarter of 2014 following dosing the first patient in our Phase 3 CARE trial of plazomicin in September 2014, and up to $9.75 million for the second aminoglycoside product developed under this agreement, and to pay Ionis a low double-digit share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under our agreement with Ionis, provided that the maximum amount we are required to pay Ionis with respect to the sum of all development and regulatory milestones and non-royalty sublicensing revenue payment obligations for plazomicin, as the first aminoglycoside product under the agreement, is $19.5 million. Likewise, our cumulative development and regulatory milestone payment and non-royalty sublicensing revenues payment obligations for a second aminoglycoside product under the agreement with Ionis will not exceed $9.75 million. To date, we have made development milestone payments of $7.0 million to Ionis with respect to plazomicin, $6.5 million of which was paid in cash and $0.5 million of which was paid in the form of our Series B convertible preferred stock. We are also required to pay additional milestone payments of up to $20.0 million in the aggregate upon the first achievement of specified threshold levels of annual net sales of all aminoglycoside products in a calendar year. If any aminoglycoside product, including plazomicin, is successfully commercialized, we will be required to pay royalties to Ionis in the low single digits on worldwide net sales of licensed products by us, our affiliates and sublicensees.
Our license agreement with Ionis will continue for as long as we are obligated to pay royalties to them, which will be on a product-by-product basis until the later of (a) ten years from the date of first commercial sale of an aminoglycoside product covered by the agreement in the United States, Japan or Europe; and (b) the abandonment, revocation, invalidation or expiration of the last valid claim of a patent covered under the agreement which covers such product, not to exceed twenty years after the first commercial sale in the United States, Japan or Europe. Either party may terminate the agreement for the uncured material breach of the other party, and Ionis may terminate the agreement if we fail to make timely payments, subject to a specified cure period. We may also terminate the agreement or the license with respect to a particular product without cause upon 60 days’ notice.
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
The competition in the antibiotics market is intense. Our goal is to establish plazomicin as a leader in the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE. Our clinical development program supports plazomicin’s differentiated profile from both approved and development-stage antibacterials by focusing on the treatment of serious bacterial infections due to MDR Enterobacteriaceae in patients with limited or no alternative treatment options, including patients with cUTI or AP. If approved, plazomicin will face competition from commercially available antibiotics such as tigecycline, which is marketed by Pfizer as Tygacil, ceftazidime-avibactam, which is marketed in the United States by Allergan plc as Avycaz, other aminoglycosides that are generically available (e.g., gentamicin, amikacin, tobramycin), and polymyxins that are generically available (colistin and polymyxin B).
In addition, if approved, plazomicin may face additional competition from antibiotics currently in clinical development. We are aware of other antibiotics currently in development. Allergan plc and AstraZeneca plc continue development of ceftazidime/avibactam (already marketed in the United States) and ceftaroline/avibactam for pneumonia and complicated urinary and intra-abdominal infections. Tetraphase Pharmaceuticals is developing eravacycline for cUTI and intra-abdominal infections, though eravacycline failed to meet its primary endpoint in a recently completed Phase 3 trial in cUTI. The Medicines Company is developing Carbavance™ for cUTIs and MDR gram-negative infections, including CRE. Merck is developing relebactam + imipenem/cilastatin for complicated urinary and intra-abdominal infections and pneumonia. AstraZeneca plc, presumed to be in collaboration with Allergan plc, is also developing aztreonam-avibactam for complicated intra-abdominal and serious infections due to metallo-â-lactamase producing gram-negative pathogens.
If approved, we believe that plazomicin would compete effectively against both marketed and known pipeline competitors based on the following:

•	Potent in vitro and in vivo activity in nonclinical studies against MDR Enterobacteriaceae, including CRE;

•
Activity in the presence of a range of resistance mechanisms, including most aminoglycoside modifying enzymes, fluoroquinolone target site mutations, extended-spectrum beta-lactamases, and carbapenemases;

•	Demonstration of similar efficacy to levofloxacin and acceptable safety in a Phase 2 clinical trial in patients with cUTI infections caused primarily by non-resistant Enterobacteriaceae;

•	Potential to demonstrate non-inferiority to meropenem in patients with cUTI/AP infections due to Enterobacteriaceae, including fluoroquinolone resistant and ESBL-producing isolates;

•	Potential to provide important clinical evidence of the efficacy and safety of plazomicin in patients with serious bacterial infections due to CRE;

•
Potential to improve dosing strategy, which includes individualized patient dosing using our in vitro drug-monitoring assay, and the potential to demonstrate enhanced efficacy and reduced nephrotoxicity as compared to existing aminoglycosides;

•	Potential for more convenient administration as a once-daily, 30-minute IV therapy compared to other IV antibiotics administered multiple times per day with infusion times up to two hours; and

•	Potential to reduce the healthcare costs associated with the treatment of such infections.
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
Intellectual Property
The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the United States and certain other jurisdictions for plazomicin, LpxC inhibitors, and certain other inventions to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets relating to our proprietary technology platform that may be important to the development of our business.
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
Plazomicin (Aminoglycoside)
The patent portfolio for plazomicin is based upon an Achaogen-owned patent family that includes patents and patent applications directed to plazomicin and structural analogs thereof, pharmaceutical compositions containing plazomicin or analogs thereof, and methods of using plazomicin or analogs thereof in the treatment of bacterial infections. As of January 31, 2016, this patent family included two U.S. patents (U.S. Patent No. 8,383,596, issued February 26, 2013, and U.S. Patent No. 8,822,424, issued September 2, 2014, which we refer to herein as the ‘596 and ‘424 patents, respectively), one pending U.S. patent application (Application Serial No. 14/334,511, filed July 17, 2014) and fourteen corresponding foreign patents and patent applications. As of January 31, 2016, we had corresponding granted patents in Australia, Canada, China, Eurasia, Israel, Japan, Korea and Taiwan. In addition, as of January 31, 2016, we had corresponding patent applications pending in Brazil, China, Europe, Hong Kong, India and Mexico. With the exception of the ‘596 patent, which the USPTO has determined is entitled to 923 days of patent term adjustment, we expect any U.S. and foreign patents in this patent family to expire in November 2028. In view of the USPTO determination that the ‘596 patent is entitled to 923 days of patent term adjustment, we expect the ‘596 patent to expire in June 2031.
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

Antipseudomonal LpxC Inhibitor
Our patent portfolio for antipseudomonal LpxC inhibitor compounds is comprised of four distinct patent families. Three of these patent families are Achaogen-owned, and one is in-licensed from UW and co-owned by UW with Novartis Corp.
The first of these Achaogen-owned patent families is directed to a chemical genus that encompasses LpxC inhibitor compounds, pharmaceutical compositions containing a compound encompassed within the chemical genus and methods of using a compound encompassed within the chemical genus in the treatment of bacterial infections. As of January 31, 2016, this patent family included patent applications pending in the United States (Application Serial No. 14/223,971, filed March 24, 2014), Canada, China, Europe, Hong Kong, India, Japan, and Taiwan. In addition, as of January 31, 2016, we had corresponding granted patents in Japan and Taiwan. We expect any U.S. and foreign patents granted in this patent family to expire in June 2028.
The second of these Achaogen-owned patent families also is directed to a chemical genus that encompasses LpxC inhibitor compounds, but not ACHN-975. As of January 31, 2016, this patent family included applications pending in the United States (Application Serial No. 14/536,286, filed November 7, 2014) and Europe. We expect any U.S. and foreign patents granted in this patent family to expire in May 2033.
The third of these Achaogen-owned patent families also is directed to a chemical genus that encompasses LpxC inhibitor compounds, but not ACHN-975. As of January 31, 2016, this patent family included applications pending in the United States (Application Serial No. 14/537,048, filed November 10, 2014) and Europe. We expect any U.S. and foreign patents granted in this patent family to expire in May 2033.
As of January 31, 2016, the patent family in-licensed from UW included five issued U.S. patents, two of which (U.S. Patent Nos. 7,989,660 and 8,153,843) we believe may cover ACHN-975 and analogs thereof as a composition of matter. In addition, this patent family includes corresponding foreign patents and patent applications in Australia, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, the Philippines, Singapore, and South Africa. We believe that certain of these corresponding foreign patents and patent applications may cover ACHN-975 as a composition of matter and that certain of them do not. We expect any U.S. and foreign patents granted in this patent family to expire in January 2024.
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
Clinical Trials
Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to NIH, for public dissemination on their www.clinicaltrials.gov website.
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
Special FDA Expedited Review and Approval Programs
The FDA has various programs, including fast-track designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.
To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need, or that the drug qualifies as a QIDP under the recently enacted GAIN Act. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the "filing" date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast-track designation are also likely to be considered appropriate to receive a priority review.
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
We received fast-track designation from the FDA for plazomicin in August 2012. More recently in December 2014, plazomicin was designated a QIDP by the FDA under the recently enacted GAIN Act.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Exclusivity and Approval of Competing Products
Hatch-Waxman Exclusivity
Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. We believe that our product candidates are new chemical entities. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA"), or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. For drug products that contain an "antibiotic" ingredient approved prior to 1997, the statute imposes certain limitations on the award of non-patent exclusivity. However, we do not believe these limitations would apply to any of our investigational antibiotics.
Qualified Infectious Disease Product Exclusivity
Under the GAIN Act provisions of FDASIA, which was signed into law in July 2012, the FDA may designate a product as a "qualified infectious disease product." In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called "qualifying pathogen" found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request such designation before submitting a marketing application. FDA granted qualified infectious disease product designation for Plazomicin for the treatment of hospital-acquired bacterial pneumonia, ventilator-associated pneumonia, complicated intra-abdominal infections, complicated urinary tract infections, and catheter-related bloodstream infections on December 14, 2014.
Plazomicin will now qualify for access to the additional incentives of the GAIN Act including extension by an additional five years of any non-patent marketing exclusivity period awarded, such as a five-year exclusivity period awarded for a new molecular entity. This extension is in addition to any pediatric exclusivity extension that may be awarded, and the extension will be awarded only to a drug first approved on or after the date of enactment.
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
Foreign Regulation
In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. For example, in the EU, we must obtain authorization of a clinical trial application, in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.
To obtain a marketing authorization of a drug in the EU, we may submit marketing authorization applications, either under the so-called centralized or national authorization procedures.

Centralized Procedure
The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use ("the CHMP"). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.
National Authorization Procedures
There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•
Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•
Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
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
We and our partner, ARK, are developing a diagnostic assay for plazomicin and will work together to generate the data required for submission of either a 510(k) submission or a PMA application. We will remain in close contact with the Center for Devices and Radiological Health ("CDRH"), at the FDA to ensure that any changes in requirements are incorporated into the development plans. We anticipate that meetings with the FDA with regard to plazomicin as well as the diagnostic assay will include representatives from the Center for Drug Evaluation and Research, and CDRH to ensure that the drug and device submissions are coordinated to enable the FDA to conduct a parallel review of both submissions. The assay may be classified by the FDA as a companion diagnostic for plazomicin in association with the cUTI or CRE populations. On August 6, 2014, the FDA issued a final guidance document addressing the development and clearance or approval process for "In vitro Companion Diagnostic Devices." According to the guidance, for novel therapeutic products such as plazomicin, the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic. We believe our programs for the development of our companion diagnostic are consistent with the guidance.
In the European Economic Area ("EEA"), in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. The data generated for the U.S. registration will be sufficient to satisfy the regulatory requirements for the EU and other countries.
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
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any drug products or diagnostic assay for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
Customer Concentration and Geographic Information
For the years ended December 31, 2015, 2014 and 2013, all of the Company’s revenue has been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
All of our revenues for the years ended December 31, 2015, 2014, and 2013 were earned in the United States. All of our long-lived assets are located in the United States.
Employees
As of December 31, 2015, we had 62 full-time employees, 46 of whom were primarily engaged in research and development activities and 16 of whom were primarily engaged in business development, finance, legal, human resources, facilities, information technology administration and general management. None of our employees is represented by a labor union and we consider our employee relations to be good.

Additional Information
We view our operations and measure our business as one reportable segment operating primarily in the United States. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Additional information required by this item is incorporated herein by reference to Part II, Item 6, "Selected Financial Data."
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2015, 2014 and 2013, we derived all of our revenue from government contracts for research and development. Our net losses for the years ended December 31, 2015, 2014 and 2013 were $27.1 million, $20.2 million and $13.1 million, respectively. As of December 31, 2015, we had an accumulated deficit of $176.0 million.
We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future as we continue to conduct our Phase 3 EPIC (Evaluating Plazomicin In cUTI) trial of our lead product candidate, plazomicin, in the treatment of complicated urinary tract infections ("cUTI"), our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial of plazomicin in the treatment of bloodstream infections and pneumonia due to carbapenem-resistant Enterobacteriaceae ("CRE"), seek marketing approval for plazomicin, and continue the development of our other product candidates. Our expenses will also increase substantially if and as we:

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

•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as operating as a public reporting company; and

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
We currently have no products approved for sale, and since 2007, we have invested a significant portion of our efforts and financial resources in the development of plazomicin. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for and, ultimately, successfully commercialize plazomicin. In early January 2016, we dosed our first patient in our Phase 3 EPIC trial, which we expect to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. In September 2014, we dosed our first patients in our Phase 3 CARE trial, and we expect to stop enrollment in the Phase 3 CARE study in 2017 when we expect to complete enrollment in the Phase 3 EPIC study. We have not previously completed a clinical trial of plazomicin in patients with CRE infections, and we have no direct clinical evidence that plazomicin is effective in treating CRE infections in humans. Our Phase 2 trial evaluated the efficacy of plazomicin compared with levofloxacin in patients with cUTI. Our ability to develop, obtain regulatory approval for, and successfully commercialize plazomicin effectively will depend on several factors, including the following:

•
successful enrollment and completion of our registration trial for plazomicin in our Phase 3 EPIC trial and our Phase 3 CARE trial, which will depend substantially upon the satisfactory performance of third-party contractors;

•	receipt of marketing approvals from the U.S. Food and Drug Administration ("FDA") and similar regulatory authorities outside the United States;

•	receiving the product labeling that enables the successful promotion of plazomicin;

•	establishing commercial manufacturing and supply arrangements;

•	establishing a commercial infrastructure;

•	identifying and successfully establishing one or more collaborations to commercialize plazomicin;

•	acceptance of the product by patients, the medical community and third-party payors;

•	establishing market share while competing with other therapies;

•	successfully executing our pricing and reimbursement strategy;

•	a continued acceptable safety and adverse event profile of the product following regulatory approval; and

•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the product.
In addition, our product development program includes the development of an in vitro diagnostic (“IVD”) assay which must successfully complete a clinical performance study, conducted concurrently with and utilizing patient samples from our Phase 3 CARE trial of plazomicin, and be approved or cleared for marketing by the FDA and certain other foreign regulatory agencies, contemporaneously with the marketing approval of plazomicin, and then be commercialized concurrently with plazomicin in the associated markets. If we are unable to develop, receive marketing approval for plazomicin or the IVD assay in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize plazomicin, which would materially and adversely affect our business, financial condition, and results of operations.
Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.
Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of, and for the year ended, December 31, 2015. Our only current source of revenue is for services performed for the development of our product candidates under government contracts, and we do not expect to generate revenue from product sales until, and unless, we receive regulatory approval of and successfully commercialize plazomicin. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations or significantly curtail our operations to conserve our capital resources. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees.
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
As of December 31, 2015, we had working capital of $56.8 million and unrestricted cash, cash equivalents and short-term investments of $58.7 million. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the Biomedical Advanced Research and Development Authority (“BARDA”) contract, is estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the fourth quarter of the 2016 fiscal year. We will require additional funding to conduct both of our Phase 3 trials and we expect our expenses to increase substantially as we initiate our Phase 3 EPIC trial of plazomicin. We estimate that our Phase 3 EPIC trial will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via sources such as government contracts and grants as well as issuances of debt and equity. Approximately $15 million of this funding has been provided by a term loan from Solar Capital Ltd. and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions. In addition, our recent protocol amendments and other changes to our Phase 3 CARE trial are intended to increase the rate of patient enrollment in this trial; however, if the rate of patient enrollment continues to be slower than anticipated, we may decide to implement further changes to our clinical development plan for plazomicin, in which case, we will need to seek additional funds sooner than planned. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin.
We may obtain additional financing through public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Solar Capital Ltd. and our pledge to Solar Capital Ltd. of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Solar Capital Ltd. with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. In addition to the initial $15 million term loan provided by Solar Capital Ltd. in August 2015, if we receive at least $25 million in net proceeds from the sale of our common stock, we may request an additional term loan in an aggregate principal amount of up to $10 million no later than August 15, 2016, subject to certain customary conditions to funding. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

•	continued funding under our contract with BARDA;

•	the rate of progress and cost of our Phase 3 trials, any other clinical trials we may commence, preclinical studies and other discovery and research and development activities;

•	the size and type of the nonclinical studies that we decide to pursue in the development of our product candidates, including plazomicin;

•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	whether or not we decide to pursue additional or alternative pivotal trials for plazomicin;

•	the costs associated with bringing a plazomicin IVD assay to support therapeutic drug monitoring through development, approval, and commercialization;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including the preparation of a NDA for plazomicin, and any supplemental applications thereto;

•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	the emergence of competing technologies and other adverse market developments;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts; and

•	the costs associated with being a public company.
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

Clinical testing is expensive, can take many years to complete, and its outcome and timeline is inherently uncertain. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in nonclinical and clinical studies for plazomicin do not ensure that our Phase 3 trials will demonstrate similar results or provide data supportive of similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.
The first patient in our Phase 3 EPIC trial for plazomicin was enrolled in early January 2016 and we expect top-line results for our Phase 3 EPIC trial and to submit an NDA for plazomicin in the second half of 2017, with a planned commercial launch of plazomicin in the U.S. in the second half of 2018, if our NDA is approved.
The first patient in our Phase 3 CARE trial for plazomicin was enrolled in September 2014 and enrollment has continued at a rate slower than anticipated. We have worked closely with the FDA to amend the protocol for the Phase 3 CARE trial with the goal of enhancing patient enrollment. In the second quarter of 2015, we began implementing the first protocol amendment (“Amendment No. 1”) that expanded inclusion/exclusion criteria and modified the primary endpoint to include disease-related complications as well as mortality. In the third quarter of 2015, we began implementing a second protocol amendment (“Amendment No. 2”) that added a single-arm plazomicin cohort (“Cohort 2”) that allows enrollment of patients with CRE infections who are not eligible for the randomized study arms (“Cohort 1”). Expanded eligibility in Cohort 2 includes patients with cUTI/AP caused by CRE, a patient population with significant unmet medical need, as well as patients with infections resistant to colistin, patients with polymicrobial infections, and patients with lower Acute Physiology and Chronic Health Evaluation II (“APACHE II”) scores. We expect Cohort 2 to increase enrollment in Cohort 1 of the CARE trial and to generate important clinical data for plazomicin treatment in a broader range of patients with CRE infections, including cUTI. The Special Protocol Assessment (“SPA”) agreed to with the FDA for the Phase 3 CARE trial is no longer effective and we do not intend to request a new SPA.
Despite enrollment improvements following the implementation of Amendment Nos. 1 and 2, we have now concluded that it is not feasible to enroll 360 patients in Cohort 1 of the Phase 3 CARE study. We plan to stop enrollment in the Phase 3 CARE study in 2017 when we expect to complete enrollment in the Phase 3 EPIC study. We expect top-line data results from the Phase 3 CARE study in the second half of 2017, at approximately the same time as the top-line data from the Phase 3 EPIC study, and we expect to enroll up to 100 patients in the Phase 3 CARE study. We plan to submit the Phase 3 CARE study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial and to submit the results to a peer-reviewed journal and for presentation at a medical meeting in 2017. We have reviewed and discussed this scenario with Infectious Disease opinion leaders and clinicians, who have indicated their support for this approach and timeline. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform their use of plazomicin in the treatment of patients with CRE infections.
We cannot be certain that our Phase 3 EPIC trial or our Phase 3 CARE trial, or any other future clinical trials for plazomicin, or other product candidates, will progress as expected, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or that any interim analyses with respect to such trials will be completed on schedule or support continued clinical development of the associated product candidate.
Clinical trials can be delayed, aborted or fail for a variety of reasons, including delay or failure:

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

•	to obtain institutional review board (“IRB”) approval at each site;

•	to have patients complete a trial or return for post-treatment follow-up;

•	of clinical sites to adhere to trial protocols or continue to participate in a trial;

•	to address any patient safety concerns that arise during the course of a trial;

•	to address any conflicts with new or existing laws or regulations;

•	to add a sufficient number of clinical trial sites;

•	to manufacture sufficient quantities of product supply for use in clinical trials; or

•	to ensure clinical trial sites comply with Good Clinical Practice ("GCP") guidelines.
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
If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenue from the sale of any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval processes, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may significantly harm our business, financial condition and prospects.
Our Phase 3 EPIC trial for plazomicin is subject to a number of specific risks that may affect the timeline and outcome of the trial, including the use of a new comparator drug and our lack of experience with clinical trials in certain foreign countries.
Our Phase 3 EPIC trial for plazomicin is subject to a number of specific risks arising from our clinical program and the design of the trial. For example in our Phase 3 EPIC trial, plazomicin will be compared to meropenem. Although we have completed a Phase 2 clinical trial demonstrating that plazomicin was as effective as a comparator drug in treating cUTI, the results of our completed Phase 2 cUTI trial were based on a comparison to levofloxacin in treating cUTI, not meropenem. This use of a different comparator may cause our Phase 3 EPIC trial results to be unsuccessful or less favorable than anticipated, particularly if meropenem is more effective than levofloxacin in treating patients with cUTI.
Comparisons to results from other reported clinical trials, including our completed Phase 2 cUTI clinical trial, can assist in evaluating the potential efficacy of plazomicin; however, there are many factors that affect the outcome for patients in clinical trials, some of which are not apparent in published reports, and results from different trials often cannot be reliably compared. Therefore, there is no assurance that the results of our Phase 3 EPIC trial for plazomicin will demonstrate safety and efficacy comparable to the results of trials conducted to date or will be sufficient to attain FDA approval.
Any failure to meet our endpoints in the Phase 3 EPIC trial or adequately address safety concerns would jeopardize our ability to obtain regulatory approval for and commercialize plazomicin on schedule, or at all, and significantly harm our business, financial condition, and prospects.
Our Phase 3 CARE trial for plazomicin is subject to a number of specific risks that may affect the outcome of the trial, including the lack of a prior clinical trial in patients with CRE infections and challenges in enrolling an adequate number of patients with rare infections.
Our Phase 3 CARE trial for plazomicin is subject to a number of specific risks arising from our clinical program and the design of the trial. We have not conducted a clinical trial of plazomicin in patients with CRE infections or with bloodstream infections or pneumonia, who are the subjects of our Phase 3 CARE trial, and we have no direct clinical evidence that plazomicin is effective in treating CRE infections in humans. Our Phase 2 trial demonstrated that plazomicin was as effective as the comparator drug in treating cUTI arising from non-CRE bacteria. Although we believe that plazomicin will be effective in treating CRE infections in humans based upon our nonclinical in vitro and in vivo animal model study results, together with our Phase 2 trial results, these results are not necessarily predictive of the results in humans and we cannot guarantee that plazomicin will demonstrate the expected efficacy in our Phase 3 CARE trial in patients. We also cannot guarantee that the data from our Phase 3

CARE trial will support the projections made from our pharmacokinetic and pharmacodynamic models we developed from our nonclinical and clinical plazomicin studies.
Because our Phase 3 CARE trial for plazomicin is enrolling patients with rare infections, finding a sufficient number of suitable patients with CRE infections to enroll in the trial has been a significant challenge. In addition, we may face competition in enrolling suitable patients as a result of other companies conducting clinical trials for antibiotic product candidates treating similar infections, resulting in slower than currently anticipated enrollment in our trial. In March 2015, based on discussions with the FDA, we amended the protocol for our Phase 3 CARE trial and these amendments are designed to accelerate the rate of patient enrollment in the Phase 3 CARE trial. Despite enrollment improvements following the implementation of Amendment Nos. 1 and 2, we have now concluded that it is not feasible to enroll 360 patients in Cohort 1 of the Phase 3 CARE study. We plan to stop enrollment in the Phase 3 CARE study in 2017 when we expect to complete enrollment in the EPIC study. We may choose to further revise the enrollment protocol, commence new trials in a different patient population, or take other actions that may result in a substantial change in the clinical development program of plazomicin.
Our Phase 3 CARE trial also involves dosing of patients with plazomicin for longer durations (7–14 days) than in our Phase 1 and 2 trials at the comparable dosage (up to five days), which may lead to additional or more severe adverse events than were reported in our Phase 1 and 2 trials, including as a result of toxicity in the kidneys, inner ear, or hypotension.
Even if successful, the revisions to our Phase 3 CARE trial protocol no longer allow it to be powered to demonstrate a superiority outcome and the FDA, the EMA and other regulatory authorities as well as physicians and other third parties may not consider the data from our Phase 3 CARE trial to be supportive of plazomicin’s potential to address serious bacterial infections caused by CRE.
Cohort 1 of our Phase 3 CARE trial was originally planned and the size estimated based on a superiority design. We have recently decided to reduce the planned enrollment of our Phase 3 CARE trial. With this reduced sample size, the study will not be powered to demonstrate superiority but we still expect the same trend in improvement with the plazomicin-based regimen compared to the comparator arm. We may be unable to demonstrate a clear trend in favor of plazomicin as the "mortality plus" and other endpoints will depend to a significant degree on the accuracy of our assumptions about the rates of mortality and a number of significant disease-related complications in the comparator and plazomicin arms of our Phase 3 CARE trial. Although we believe we have been conservative in our assumptions, if, for example, patients in the comparator arm of our trial have significantly lower rates of mortality, or rates of applicable disease-related complications, than we expect, we may find that our trial is unfeasible or may have to enroll more patients at additional cost and delay. Further, if we choose to further revise our current trial protocol or complete an alternative pivotal trial for plazomicin, we may not be able to claim certain of the potential market and label benefits that the currently proposed Phase 3 CARE trial could provide. Our ability to claim certain of the market and label benefits that a successful superiority trial would have provided, will be reduced by pursuing a reduced target enrollment in our Phase 3 CARE trial. Further, the FDA, the European Medicines Agency ("EMA") and other regulatory authorities as well as physicians and other third parties may not consider the data from our Phase 3 CARE trial to be supportive of plazomicin’s potential to address serious bacterial infections caused by CRE.
Failure to successfully validate, develop and obtain regulatory clearance or approval for our IVD assay could harm our product development strategy for plazomicin for the treatment of serious bacterial infections caused by CRE.
An important element of our clinical development strategy for plazomicin for the treatment of serious bacterial infections caused by CRE is the development of an IVD assay to measure levels of plazomicin in the blood, which will enable patients to receive safe and efficacious doses of plazomicin. In collaboration with ARK Diagnostics, Inc. (“ARK”), we are co-developing such an assay for our Phase 3 CARE study, which could be commercialized concurrently with plazomicin, if approved.
IVD assays are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore require separate regulatory clearance or approval prior to commercialization. An IVD assay that is required for safe and effective use of a drug is referred to as a companion diagnostic. The clinical development of novel therapeutics with a companion diagnostic is complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval. Specifically, on August 6, 2014, the FDA issued the final guidance document addressing the development and approval processes for “In vitro Companion Diagnostic Devices.” According to the final guidance, for novel therapeutic products such as plazomicin, a companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic. We believe our programs for the development of our companion diagnostic are consistent with the guidance. If the regulatory clearance or approval process for our IVD assay is delayed, our ability to commercialize plazomicin for the treatment of serious bacterial infections caused by CRE could be delayed until we receive regulatory clearance or approval for the companion diagnostic assay.
It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of our assay during the development and regulatory approval process. We also expect to develop the assay for use on additional analyzers beyond the current Roche Modular P. We, ARK or our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for and manufacturing of the assay with appropriate quality standards, similar to those we face with respect to our drug product candidates themselves. Failure to overcome these hurdles could have an adverse effect on our ability to obtain regulatory approval for or to obtain market acceptance for and to commercialize our IVD assay or plazomicin for the treatment of serious bacterial infections caused by CRE.
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
We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that plazomicin will be successful in clinical trials or receive regulatory approval. Further, plazomicin may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approval for plazomicin, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market plazomicin, our revenue from this approval will be dependent, in part, upon our or a commercial partner’s ability to obtain regulatory approval of an IVD assay to be used with plazomicin for the treatment of serious bacterial infections caused by CRE, as well as upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.
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

Even if we eventually complete clinical testing and receive approval of an NDA or foreign regulatory filing for plazomicin, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve plazomicin for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of plazomicin. For example, we anticipate the NDA for plazomicin will initially be based on our Phase 3 EPIC trial and that, if approved, we anticipate the U.S. label will indicate that plazomicin is for use in patients with infections that have limited or no alternative antibiotic treatment options. In addition, we believe that the label will include in vitro data against antibiotic resistant pathogens in the microbiology section of the drug label. However, the FDA may approve a label that omits this in vitro data or that limits plazomicin to a more limited indication or narrower patient population, which may harm our ability to successfully commercialize plazomicin, if approved. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of plazomicin and would materially adversely impact our business and prospects. Any other product candidate we advanced to the marketing approval stage would also be subject to the risks delineated above.
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
To date, plazomicin has generally been well tolerated in clinical trials conducted in healthy subjects, subjects with renal impairment, and in patients with cUTI, and there have been no reports of serious adverse events related to plazomicin in our completed clinical trials. However, our Phase 3 EPIC trial and our Phase 3 CARE trial for plazomicin call for more extended dosing (up to 7 days for our Phase 3 EPIC trial and 7–14 days for our Phase 3 CARE trial) than our Phase 1 and 2 trials at the comparable dosage (up to five days), which may lead to additional or more severe adverse events than were reported in our Phase 1 and 2 trials. Toxicity in the kidneys and inner ear are the most significant identified risks for plazomicin, which are well-known risks for the aminoglycoside class of antibiotics. Hypotension is also a potential risk for plazomicin.
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
We are developing plazomicin to treat multi-drug resistant ("MDR") infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. Furthermore, some resistance to plazomicin already exists and we cannot predict how the prevalence of bacterial resistance to plazomicin will change over time.
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
We will be dependent on the sustained cooperation and effort of ARK in the development and manufacture of our IVD assay for plazomicin for our Phase 3 CARE trial for the treatment of blood stream infections and pneumonia caused by CRE, including in the generation of analytical data for regulatory approval of such assay. We have also agreed to negotiate with ARK for a commercialization agreement for the IVD assay, and have agreed that any such commercialization agreement would provide ARK with the first right to commercialize the assay in the United States and the European Union ("EU"), and to manufacture and supply the assay worldwide for commercialization, while we would have the first right to commercialize the assay in any other country or territory, in addition to rights to commercialize the assay in the United States and the EU if ARK elects not to do so. Should we enter into such an agreement with ARK, we will be dependent on ARK with respect to such manufacturing and supply and with respect to commercialization in the United States and the EU. This will reduce our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards with respect to the assay.
If ARK does not successfully carry out its contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we may not be able to complete, or may be delayed in completing, the Phase 3 CARE trial and clearance or approval of the assay. We or ARK may encounter difficulties in developing the assay for commercial application in one or more countries, including issues in relation to automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such assay. If we do not enter into such a commercialization agreement with ARK, and ARK elects not to participate in the commercialization of the assay in the United States and/or the EU, we would have to find an alternative collaborator, which we may not be able to do on commercially reasonable terms, or at all. If ARK or any such alternative collaborator does not perform its contractual duties or obligations, experiences work stoppages, does not meet expected deadlines, terminates its agreements with us or needs to be replaced, or if they otherwise do not meet our expectations for development, manufacture or commercialization of the assay, we may need to enter into new arrangements with one or more alternative third parties for development, manufacture or commercialization of the assay or an alternative assay. We may not be able to do so on commercially reasonably terms, or within the terms of the commercialization agreement without amending such terms, or at all, which could adversely impact our business and results of operations related to plazomicin for the treatment of serious bacterial infections caused by CRE.
If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
Although a substantial amount of our efforts is focused, and will continue to be focused, on our Phase 3 trials and potential approval of our lead product candidate, plazomicin, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat MDR bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new products. Other than plazomicin, all of our other potential product candidates remain in the discovery and preclinical stages.
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

•	competitors may develop alternatives that render our product candidates obsolete;

•	product candidates we develop may nevertheless be covered by third party patents or other exclusive rights;

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

We withdrew ACHN-975, one of the product candidates from our LpxC inhibitor development program, from clinical trials due to inflammation at the infusion site in some of our Phase 1 subjects and withdrew the Investigational New Drug ("IND") application for this compound in May 2014. We are actively assessing alternative backup compounds in order to identify candidates that preclinical lab tests will show are effective and likely to exhibit a superior clinical safety profile. We cannot guarantee that these efforts will be successful. If we identify viable product candidates, we would have to submit a new IND application for any compound we seek to advance to clinical trials.
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
Even if we obtain FDA or other regulatory approvals, and are able to launch plazomicin or any other product candidate commercially, the product candidate may not achieve market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. Market acceptance and market opportunity of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidate as demonstrated in clinical trials;

•	relative convenience and ease of administration;

•	the clinical indications for which the product candidate is approved;

•	the potential and perceived advantages and disadvantages of the product candidates, including cost and clinical benefit relative to alternative treatments;

•	the willingness of physicians to prescribe the product;

•	the willingness of hospital pharmacy directors to purchase our products for their formularies;

•	acceptance by physicians, operators of hospitals and treatment facilities and parties responsible for reimbursement of the product;

•	the availability of adequate coverage and reimbursement by third-party payors and government authorities;

•	the effectiveness of our sales and marketing efforts;

•	the strength of our marketing and distribution support;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the approval of other new products for the same indications;

•	the timing of market introduction of the approved product as well as competitive products;

•	adverse publicity about the product or favorable publicity about competitive products;

•	the emergence of bacterial resistance to the product candidate; and

•	the rate at which resistance to other drugs in the target infections grow.
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
We are developing our lead product candidate plazomicin for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE, which constitute a growing but relatively small patient population. Antibiotics have historically been marketed towards broad patient populations at relatively low prices. Based on the high unmet medical need in the treatment of these infections and the high costs of treating antibiotic resistant infections, we are targeting value-based pricing for plazomicin. If hospitals or governmental or other third-party payors do not view the benefits of plazomicin as worth the cost, we will be unable to achieve our pricing and reimbursement objectives and our prospects for revenue and profitability will suffer.
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
Certain of our existing suppliers are located outside of the United States, including our sole source supplier for sisomicin, a key raw material for the production of plazomicin, which is located in China, and for which we do not have a commercial supply agreement. Additionally, if plazomicin is approved for commercialization outside the United States, we will likely seek to enter into agreements with third parties to market plazomicin outside the United States. We are, or we expect that we will be, subject to additional risks related to these international business relationships, including:

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
Because we conduct clinical trials with human patients, we face the risk that the use of our product candidates may result in adverse side effects to patients in our clinical trials. We face even greater risks upon any commercialization of our product candidates. Although we have product liability insurance, which covers our clinical trials for up to $5 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we will be required to increase our product liability insurance coverage for our advanced clinical trials that we plan to initiate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, if at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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
If we fail to establish an effective distribution process, which includes utilizing cold-chain logistics for plazomicin and the associated IVD assay, our business may be adversely affected.
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
In addition, the use of third party distributors, including with respect to cold-chain logistics for plazomicin and the associated IVD assay, involves certain risks, including, but not limited to, risks that distributors or pharmacies will:

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

Plazomicin is still undergoing evaluation for, and we expect our IVD assay will have, a room temperature shelf life. Currently cold-chain logistics is required and if we do not effectively maintain our cold-chain supply logistics, then we may experience an unusual number of product returns or out of date product. Any such failure may result in decreased product sales and lower product revenue, which would harm our business.
We currently have limited sales and marketing and distribution staff. If we are unable to develop an adequate sales and marketing and distribution capability on our own or through third parties, we will not be successful in commercializing our future products.
We currently have limited sales, marketing and distribution staff and no history in this capacity. To achieve commercial success for any approved product candidate, we must either develop an adequate sales, marketing and distribution organization or outsource these functions to third parties. If we rely on third parties for selling, marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control, and our product revenue may be lower than if we directly sold or marketed our products. If we are unable to enter into arrangements with third parties to sell, market and distribute product candidates for which we have received regulatory approval on acceptable terms or at all, we will need to market these products ourselves. This is likely to be expensive and logistically difficult, as it would require us to build our own sales, marketing and distribution capacity. We have no historical operations in this area, and if such efforts were necessary, we may not be able to successfully commercialize our future products. If we are not successful in commercializing our future products, either on our own or through third parties, any future product revenue will be materially and adversely affected, which would harm our business.
We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.
The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to plazomicin and other product candidates that we may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of MDR infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, safer or less costly than plazomicin or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.
There are a variety of available therapies marketed for the treatment of MDR infections that we would expect would compete with plazomicin, including AvycazTM (ceftazadime/avibactam), which is marketed by Allergan plc in the United States (anticipated to be marketed by AstraZeneca plc outside the United States), tigecycline, which is marketed by Pfizer as Tygacil®, other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B). Many of the available therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If plazomicin is approved, it may be priced at a premium over other competitive products. This may limit plazomicin’s adoption for MDR gram-negative infections.
There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Allergan plc and AstraZeneca plc are developing ceftaroline/avibactam for pneumonia and complicated urinary and intra-abdominal infections. Tetraphase Pharmaceuticals is developing eravacycline for complicated urinary and intra-abdominal infections, as well as pneumonia. The Medicines Company is developing Carbavance™ for cUTI and various infection types due to CRE. Merck is developing relebactam for complicated urinary and intra-abdominal infections, and potentially for pneumonia. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.
In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now Act (the “GAIN Act”). The GAIN Act provides incentives for the development of new, qualified infectious disease products, including adding five years to the otherwise applicable regulatory exclusivity period. We requested and the FDA granted qualified infectious disease product designation for plazomicin for the treatment of hospital acquired bacterial pneumonia, ventilator-associated pneumonia, complicated intra-abdominal infections, cUTIs, and catheter-related bloodstream infections on December 14, 2014. The incentives provided under the GAIN Act, along with government contract funding and other incentives for antibiotic research, may result in more competition in the market for new antibiotics.
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
We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. For example, we currently intend to identify one or more strategic partners for the commercialization of plazomicin, and we may also attempt to find one or more strategic partners for the development or commercialization of one or more of our other product candidates. We face significant competition in seeking appropriate strategic partners, and the negotiation process to secure appropriate terms is time-consuming and complex. We may not be successful in our efforts to establish strategic partnerships for our product candidates and programs on terms that are acceptable to us, or at all.
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
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25 million subject to certain conditions to funding, $15 million of which was provided to us on August 5, 2015. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
As of December 31, 2015, we had 62 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

•	manage all our Phase 3 trials, which are being conducted at multiple trial sites, and manage any other clinical trials;

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
We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. We are highly dependent on the principal members of our management and scientific staff, particularly our Chief Executive Officer, Dr. Hillan. If we are not able to retain Dr. Hillan or are not able to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, including Dr. Hillan, we may not be able to retain their services as expected. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. Although we historically have not had any material difficulty attracting qualified experienced personnel to our company, we could in the future have such difficulties and may be required to expend significant financial resources in our employee recruitment and retention efforts.
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
Since the beginning of 2015, there have been a number of changes to our executive leadership team. In October 2015, we hired our Chief Operating Officer, Blake Wise. In November 2015, our former Senior Vice President, Chief Financial Officer, Derek Bertocci, resigned from his employment with us to pursue personal interests. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.
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
Prior to our initial public offering ("IPO") in March 2014, we had not been subject to the reporting requirements of the Exchange Act of 1934, as amended (the "Exchange Act"), or the other rules and regulations of the Securities and Exchange Commission (the "SEC") or any securities exchange relating to public companies. We continue to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses associated with being a public company could be material, particularly after we cease to be an “emerging growth company.” Compliance with the various reporting and other requirements applicable to public companies require considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on, and eventually our independent auditors will attest to, the effectiveness of the operation of our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The aforementioned auditor attestation requirements will not apply to us until we are no longer considered an “emerging growth company.”
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
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the acts of some individuals, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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
Our development of plazomicin as a countermeasure for diseases caused by antibiotic-resistant pathogens and biothreats is currently being funded in significant part through a contract with BARDA. We are also receiving funding from the National Institute of Allergy and Infectious Diseases ("NIAID") for one of our pre-clinical programs and we in the past received funding for other programs from the Defense Threat Reduction Agency ("DTRA") and from NIAID. Contracts funded by the U.S. government and its agencies, including our contract with BARDA, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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
We are dependent on our BARDA contract to fund our Phase 3 CARE trial of plazomicin and, under Option 3 of this contract, BARDA may elect to fund a portion of our Phase 3 EPIC trial or other ongoing or planned nonclinical studies. If we do not receive all of the funds under this contract, we may be forced to suspend or terminate either or both of these programs or obtain alternative sources of funding.
We expect a significant portion of the funding for our Phase 3 CARE trial of plazomicin will continue to come from our BARDA contract. In addition, under an unexercised option provided for in our BARDA contract (Option 3), BARDA may elect to fund a portion of our Phase 3 EPIC trial or other ongoing or planned nonclinical studies. BARDA may terminate our contract at any time for convenience and there can be no assurances that this contract will not be terminated. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of antibacterial products such as plazomicin. Although we are currently using a portion of the net proceeds from our IPO to fund our plazomicin development program, any reduction or delay in BARDA funding may force us to suspend or terminate the program or seek alternative funding, which may not be available on non-dilutive terms, terms favorable to us or at all. Further, although our BARDA contract contains an unexercised option for additional funding to support the plazomicin development program, we have not determined the dollar amount of this option and cannot make any assurances as to when or whether the option will be exercised.
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
Laws and regulations affecting government contracts make it more expensive and difficult for us to successfully conduct our business.
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
Furthermore, certain of the patents that we license from the University of Washington ("UW") are co-owned by Novartis AG. The exclusivity of our license from UW is therefore subject to Novartis’ rights to use the licensed patents and technology for its own purposes, and to grant licenses to others to do so. We therefore rely primarily on our owned patent rights to provide patent protection for our LpxC inhibitor compounds. However, none of these owned patent rights have yet issued in the United States, and if these fail to result in issued patents, our competitive position could be adversely affected.
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
While the primary patent family covering plazomicin is Achaogen-owned, our development and commercialization of plazomicin is subject to our license agreement with Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.), and a portion of the patent portfolio for our LpxC inhibitor program is in-licensed from UW. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, as well as other material obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing collaborators may have the right to terminate the applicable license in whole or in part. The loss of our license agreement with Ionis Pharmaceuticals, Inc. could materially adversely affect our ability to proceed with the development or potential commercialization of plazomicin as currently planned, while the loss of our license agreement with UW could materially adversely affect our ability to proceed with any development or potential commercialization of our LpxC inhibitor program.
The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business. In some cases, we do not have control over the prosecution, maintenance or enforcement of the patents that we license, and may not have sufficient ability to consult and input into the patent prosecution and maintenance process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain and enforce the licensed patents.
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
Certain of our activities have been funded, and may in the future be funded, by the U.S. government, including our contract with BARDA. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the United States.
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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one or more of our U.S. patents covering our approved product(s) or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.
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
Although we have received FDA fast-track designation for our development of plazomicin to treat serious CRE infections, we cannot guarantee that we will experience a faster review or approval process compared to conventional FDA procedures. The FDA may withdraw fast-track designation if it believes that the designation is no longer supported by data from our clinical development program.
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
Before marketing or selling a new medical device, we or our commercial partner must obtain either clearance from the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the "FDCA") or approval of a pre-market approval (“PMA”) application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may take longer. The process of obtaining a PMA is costlier and uncertain than the 510(k) clearance process and generally takes at least one year or longer, from the time the application is submitted to the FDA until an approval is obtained. We do not know at present whether the 510(k) clearance process will be available for our IVD assay. If not, we will need to undertake a costlier and uncertain PMA process.
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
In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which is intended to contain or reduce the costs of medical products and services. For example, in March 2010, the President signed one of the most significant healthcare reform measures in decades, the Affordable Care Act ("ACA"). It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The ACA, among other things:

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
Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.
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

•
the federal physician sunshine requirements under the ACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payors, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the recently enacted ACA, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal and other related expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.
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
There was no public market for our common stock prior to our IPO in March 2014, the trading volume of our common stock on The NASDAQ Global Market has been limited since then, and there can be no assurance that an active and liquid trading market for our common stock will be sustained. We cannot predict the extent to which investor interest in our company will lead to the development of or sustain an active trading market on The NASDAQ Global Market or otherwise or how liquid that market might become. If an active public market is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration. Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to volatility in the market price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•
announcements relating to our current development program for plazomicin, including any periodic updates relating to timing or rate of enrollment of trial subjects in our Phase 3 EPIC trial and our Phase 3 CARE trial, adverse events, site initiation, and timing of release of interim analyses and final trial results or revisions, modifications to our clinical development plan for plazomicin, including changes to enrollment protocols or additional clinical trials;

•	results from, or any delays in, clinical trial programs relating to our product candidates, including our Phase 3 trials;

•	delays in commercializing or obtaining regulatory approval for our product candidates;

•	any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long-term effects associated with the use of our product candidates;

•	capital fundraising or other financing activities that contain onerous or unfavorable terms;

•	manufacturing issues related to our product candidates for clinical trials or future products for commercialization;

•	commercial success and market acceptance of our product candidates following regulatory approval;

•	undesirable side effects caused by product candidates after they have entered the market;

•	spread of bacterial resistance to our product candidates;

•	ability to discover, develop and commercialize additional product candidates;

•
announcements relating to collaborations that we may enter into with respect to the development or commercialization of our product candidates, or the timing of payments we may make or receive under these arrangements;

•	announcements relating to the receipt, modification or termination of government contracts or grants, or the timing of payments we may receive under these arrangements;

•	success of our competitors in discovering, developing or commercializing products;

•	strategic transactions undertaken by us;

•	additions or departures of key personnel;

•	product liability claims related to our clinical trials or product candidates;

•	prevailing economic conditions;

•	business disruptions caused by earthquakes or other natural disasters;

•	disputes concerning our intellectual property or other proprietary rights;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	healthcare reform measures in the United States or other countries;

•	sales of our common stock by our officers, directors or significant stockholders;

•	future sales or issuances of equity or debt securities by us;

•	fluctuations in our quarterly operating results; and

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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
As of December 31, 2015 our executive officers, directors, and their respective affiliates beneficially owned approximately 14% of our outstanding voting stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 7, 2015, we entered into a sales agreement with Cowen and Company, LLC (“Cowen”) under which, subject to certain conditions, we may offer and sell shares of our common stock having an aggregate offering price of up to $30 million from time to time through Cowen, acting as agent.
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
If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2015, we have outstanding a total of 18,395,219 shares of common stock.
In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our "2014 Plan"), our 2014 Employment Commencement Incentive Plan (our "Inducement Plan") and our 2014 Employee Stock Purchase Plan (our "ESPP"), in each case, as of December 31, 2015, 3,897,811 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market, applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 for shares. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increase occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.
As of March 1, 2016, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 30,024 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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
In May 2015, the Company entered into an office lease agreement for approximately 6,000 square feet in South San Francisco, California through August 31, 2017.
Item 3.  Legal Proceedings.
We are not currently a party to any material legal proceedings.
Item 4.  Mine Safety Disclosures.
Not applicable.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on The NASDAQ Global Market under the symbol “AKAO” since March 12, 2014. Prior to that date, there was no public trading market for our common stock. The following table details the quarterly high and low sales prices for our common stock as reported by The NASDAQ Global Market for AKAO from March 12, 2014 through December 31, 2015.

	Price Range
Fiscal year ended December 31, 2015	High	Low
1st Quarter	$14.05	$9.00
2nd Quarter	$8.79	$5.30
3rd Quarter	$7.74	$5.43
4th Quarter	$6.50	$5.22
Fiscal year ended December 31, 2014
1st Quarter (from March 12, 2014)	$19.69	$12.81
2nd Quarter	$17.44	$11.66
3rd Quarter	$14.44	$7.72
4th Quarter	$14.19	$7.80
On March 14, 2016, the last trading day prior to March 15, 2016, the closing price for our common stock as reported by The NASDAQ Global Market was $3.68.
Performance Graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Achaogen, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The graph below matches Achaogen, Inc.’s cumulative 21-Month total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph shows the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) at market close on March 12, 2014 (the first day of trading of our common stock) through December 31, 2015. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods and we do not make or endorse any predictions as to future stockholder returns.

	Ticker	3/12/14	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Achaogen, Inc.	AKAO	$100	$108	$98	$63	$91	$68	$42	$40	$40
Nasdaq Composite Index	IXIC	100	97	102	105	111	115	117	109	118
Nasdaq Biotechnology Index	NBI	100	90	98	105	117	132	142	117	130
Holders of Common Stock
As of March 4, 2016, there were approximately 18 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.
Recent Sales of Unregistered Securities
From January 1, 2015 through December 31, 2015, we have not issued any securities in a transaction not registered under the Securities Act that have not been previously disclosed in a Quarterly report on Form 10-Q or Current Report on Form 8-K.
Use of Proceeds
On March 17, 2014, we closed our IPO and issued 6,900,000 shares of our common stock at an initial offering price of $12.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-193559), which was declared effective by the SEC on March 11, 2014, and a registration statement on Form S-1 (File No. 333-194494), which was effective immediately upon filing on March 11, 2014. No additional shares were registered. The joint book-running managers for the IPO were Credit Suisse Securities (USA) LLC and Cowen and Company, LLC. The aggregate offering price to the public for the shares sold in the IPO was $82.8 million. We received net proceeds from the IPO of approximately $73.9 million, after deducting underwriting discounts and commissions of approximately $5.8 million and expenses of approximately $3.1 million payable by us. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.
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
Issuer Purchases of Equity Securities
Not applicable.
Item 6.  Selected Financial Data.
You should read the following selected consolidated financial data together with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this report. The selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2012 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future and interim results are not necessarily indicative of results to be expected for the full year.

	Year Ended December 31,
	2015	2014	2013	2012

	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Contract revenue	$26,061	$19,970	$18,512	$17,941
Operating expenses:
Research and development	40,228	30,110	23,484	26,581
General and administrative	12,406	9,646	6,992	7,349
Total operating expenses	52,634	39,756	30,476	33,930
Loss from operations	(26,573)	(19,786)	(11,964)	(15,989)
Interest expense	(699)	(397)	(1,331)	(2,427)
Other income, net	179	7	183	51
Net loss	$(27,093)	$(20,176)	$(13,112)	$(18,365)
Net loss per share—basic and diluted	$(1.49)	$(1.42)	$(33.83)	$(52.77)
Shares used to compute net loss per share—basic and diluted	18,147,986	14,210,098	387,547	347,993

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,731	$63,679	$10,738	$7,073
Working capital (deficit)	56,800	63,917	8,852	(306)
Total assets	66,863	70,322	20,758	13,266
Notes and loan payable	14,536	—	6,687	10,847
Convertible preferred stock	—	—	132,278	100,354
Accumulated deficit	(175,993)	(148,900)	(128,724)	(115,612)
Total stockholders' equity (deficit)	43,159	64,613	(124,576)	(112,578)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the section of this report entitled “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements.
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
Our development plan for plazomicin includes two Phase 3 clinical trials. The first study, a Phase 3 trial of plazomicin for the treatment of patients with complicated urinary tract infections (“cUTI”) and acute pyelonephritis (“AP”), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. The Phase 3 EPIC trial is a randomized, double blind, active controlled study in patients with cUTI and AP and allows broad enrollment of patients with gram-negative infections. We have reached agreement with the U.S. Food and Drug Administration (“FDA”) that this non-inferiority trial comparing plazomicin to meropenem with a 15% non-inferiority margin and a corresponding sample size of approximately 530 patients, is acceptable. The first patient was enrolled into the Phase 3 EPIC trial in January of 2016. We expect top-line results for our Phase 3 EPIC trial and to submit an NDA for plazomicin in the second half of 2017, with a planned commercial launch of plazomicin in the U.S. in the second half of 2018, if our NDA is approved.
The Phase 3 EPIC trial is designed to enroll a broad range of patients with cUTI or AP, including patients with infections due to MDR gram-negative pathogens. If successful, this study will provide clinical evidence of non-inferiority to meropenem, a carbapenem antibiotic considered to be a last line of defense in patients with serious infections due to Enterobacteriaceae, including fluoroquinolone resistant and extended spectrum beta-lactamase ("ESBL") producing isolates. We believe that favorable efficacy data from this trial will provide the basis for FDA approval and will permit plazomicin to be used as a treatment for MDR gram-negative pathogens, including CRE and ESBL-producing pathogens. This study will also provide important safety data regarding plazomicin in patients with various co-morbidities, including those with varying degrees of renal function.
The second ongoing study, our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial, is a resistant pathogen-specific trial designed to evaluate the efficacy and safety of plazomicin in patients with infections due to CRE. We believe our Phase 3 CARE trial will provide important data about plazomicin’s potential in treating patients with CRE infections, where there are limited treatment options currently available. The Phase 3 CARE trial is funded in part with a contract from the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services.
We have worked closely with the FDA to amend the protocol for the Phase 3 CARE trial with the goal of enhancing patient enrollment. In the second quarter of 2015, we began implementing the first protocol amendment (“Amendment No. 1”) that expanded inclusion/exclusion criteria and modified the primary endpoint to include disease-related complications as well as mortality. In the third quarter of 2015, we began implementing a second protocol amendment (“Amendment No. 2”) that added a single-arm plazomicin cohort (“Cohort 2”) that allows enrollment of patients with CRE infections who are not eligible for the randomized study arms (“Cohort 1”). Expanded eligibility in Cohort 2 includes patients with cUTI/AP caused by CRE, a patient population with significant unmet medical need, as well as patients with infections resistant to colistin, patients with polymicrobial infections, and patients with lower Acute Physiology and Chronic Health Evaluation II (“APACHE II”) scores. We expect Cohort 2 to increase enrollment in Cohort 1 of the CARE trial and to generate important clinical data for plazomicin treatment in a broader range of patients with CRE infections, including cUTI. We plan to analyze and present early data from the Cohort 2 plazomicin treatment arm to a medical meeting for presentation in 2016. The Special Protocol Assessment (“SPA”) agreed to with the FDA for the Phase 3 CARE trial is no longer effective and we do not intend to request a new SPA.
Despite enrollment improvements following the implementation of Amendment Nos. 1 and 2, we have now concluded that it is not feasible to enroll 360 patients in Cohort 1 of the Phase 3 CARE study. We plan to stop enrollment in the Phase 3 CARE study in 2017 when we expect to complete enrollment in the Phase 3 EPIC study. We expect top-line data results from Phase 3 CARE study in the second half of 2017, at approximately the same time as the top-line data from EPIC, and we expect to enroll up to 100 patients in the Phase 3 CARE study. We plan to submit the Phase 3 CARE study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial and to submit the results to a peer-reviewed journal and for presentation at a medical meeting in 2017. We have reviewed and discussed this scenario with Infectious Disease opinion leaders and clinicians, who have indicated their support for this approach and timeline. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform their use of plazomicin in the treatment of patients with CRE infections.
In 2012, the FDA granted fast-track designation for the development and regulatory review of plazomicin to treat serious and life-threatening CRE infections. In 2014, plazomicin received Qualified Infectious Disease Product (“QIDP”) designation from the FDA. The QIDP designation was created by the Generating Antibiotic Incentives Now Act (the “GAIN Act”), which was part of the FDA Safety and Innovation Act and provides certain incentives for the development of new antibiotics, including priority review and an additional five years of market exclusivity. Our plazomicin program is funded in part with a contract from BARDA for up to $103.8 million. We have global commercialization rights to plazomicin, which has patent protection in the United States extending through 2031. Plazomicin is the first clinical candidate from our gram-negative antibiotic discovery engine, and we have other programs in early and late preclinical stages focused on other MDR gram-negative infections.
Since commencing operations in 2004, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these functions. In addition to plazomicin, our research team is focused on discovering medicines with novel mechanisms of action for serious infections caused by gram-negative bacteria, including MDR Pseudomonas aeruginosa and MDR Acinetobacter baumannii. We are taking a multifaceted approach to identify new anti-bacterial agents through our research. Our goal is to nominate a clinical candidate from our research programs in 2016 and to file an investigational new drug application in 2017.
Since our inception, we have financed our operations with the proceeds of our initial public offering ("IPO") of common stock, proceeds from sales of our common stock through our at-the-market (“ATM”) equity offering program, funding under our contracts with government agencies, private placements of our equity securities and certain debt-related financing arrangements. Currently, our plazomicin program is funded in part with a contract from BARDA. We estimate that our Phase 3 EPIC trial will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via sources such as government contracts and grants as well as issuances of debt and equity. Approximately $15 million of this funding has been provided by a term loan from Solar Capital Ltd. and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions. Our other programs are currently funded primarily with company funds, although we also received a relatively small grant in 2014 from the U.S. National Institutes of Health (the “NIH”) for $0.4 million and another contract for $2.0 million in 2015 from the National Institute of Allergy and Infectious Diseases ("NIAID"), with additional funding of up to $3.0 million available from NIAID if all options are exercised. Historically, our preclinical programs have received funding support from organizations in addition to the NIH, such as the U.S. Department of Defense and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.
On March 17, 2014, we completed our IPO of common stock. We sold 6,900,000 shares of our common stock, which included 900,000 shares issued as a result of the underwriters exercising their over-allotment option in full. We received cash proceeds of approximately $73.9 million from the IPO, net of underwriting commissions and related expenses.
On April 7, 2015, we entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. As of December 31, 2015, we had sold 197,838 shares under the Sales Agreement at an average price of $7.05 per share and we received aggregate cash proceeds of $1.3 million, after deducting the sales commissions and offering expenses.
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million subject to certain conditions to funding, $15.0 million of which was provided to us on August 5, 2015.
We have never been profitable and have incurred net losses in each year since the commencement of our operations. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and associated general and administrative costs. We expect to incur substantial losses from operations in the foreseeable future as we advance plazomicin and other product candidates through preclinical and clinical development, seek regulatory approval, and prepare for, and, if approved, proceed to commercialization. In particular, in January 2016 we enrolled our first patient in our pivotal Phase 3 EPIC trial which we estimate will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via sources such as government contracts and grants as well as issuances of debt and equity. Approximately $15 million of this funding has been provided by the term loan from Solar Capital and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the BARDA contract, is estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the fourth quarter of the 2016 fiscal year. We will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. In its report on our consolidated financial statements for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph expressing that there is substantial doubt about our ability to continue as a going concern. See “Liquidity and Capital Resources” and Note 1 to the Notes to Consolidated Financial Statements for additional information describing the circumstances that lead to the inclusion of this explanatory paragraph.
We have no manufacturing facilities and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations (“CROs") to carry out our clinical development and we do not yet have an established sales organization. We will need substantial additional funding to support our operating activities and adequate funding may not be available to us on acceptable terms, or at all.
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

•	CROs and other service providers in connection with clinical studies;

•	contract manufacturers in connection with the production of clinical trial materials; and

•	vendors in connection with preclinical development activities.
We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage such studies and trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which these services will be performed and the level of effort to be expended and costs to be incurred during each reporting period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our estimation of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. To date, there have been no material adjustments from our estimates to the amount actually incurred.
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
We calculate the current and deferred income tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on our filed income tax returns are recorded when identified. The amount of income taxes paid is subject to examination by U.S. federal and state tax authorities. The estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. To the extent the assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made.
Financial Overview and Results of Operations
General
We have not generated net income from operations and, at December 31, 2015, we had an accumulated deficit of $176.0 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, our current revenue is generated solely from research and development funding pursuant to government contracts. Our product candidates are still in clinical and preclinical development and may never be successfully developed or commercialized. Other than the government funding described below, we do not expect to derive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products, which we do not expect will occur before 2018, if at all, or until such time that we potentially enter into collaboration agreements with third parties for the development and commercialization of such product candidates. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.
Contract Revenue
Our contract revenue represents services performed for the development of our product candidates under government contracts. For the years ended December 31, 2015, 2014 and 2013, contract revenue was $26.1 million, $20.0 million and $18.5 million, respectively. We have derived all of our revenue to date from funding provided under U.S. government contracts in connection with the development of our product candidates.
Biomedical Advanced Research and Development Authority (“BARDA”)
We have received funding for our lead product candidate, plazomicin, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. In August 2010, BARDA awarded us a contract (the "BARDA Contract"), which provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. In November 2013, we modified the most recent awarded option such that payments under this option would not exceed $60.4 million, even though the cost of the Phase 3 CARE trial and related expenses may exceed the amount available to us under our BARDA contract for direct costs incurred. The total committed funding under our BARDA contract is $103.8 million. The contract also currently includes an option for additional work that has not yet been exercised by BARDA. The unexercised option relates to the conduct of an open-label safety trial, certain nonclinical studies to support an NDA and certain nonclinical biodefense studies. Potential funding under the unexercised option has not yet been determined, and we anticipate that BARDA will evaluate award of this option in 2016.

For the years ended December 31, 2015, 2014 and 2013, total revenue recognized under the BARDA Contract was $17.6 million, $20.0 million and $18.1 million, respectively, of which $4.7 million and $5.2 million were included in contracts receivable at December 31, 2015 and 2014, respectively. As of December 31, 2015, a total of $77.1 million under the BARDA Contract has been recorded as revenue, with $26.7 million remaining available from funding committed under the contract.
National Institute of Allergy and Infectious Diseases (“NIAID”)
We received funding for a previous research and development program that we currently do not intend to advance, under a contract with NIAID, a division of the NIH. In September 2008, NIAID awarded us a contract, which we refer to as the NIAID Contract, which as amended in September 2011, provided up to a total of $22.2 million in funding over five years through August 2013. In July 2014, the Company was awarded a one-year, $407,000 grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. The contract was subsequently modified to extend through July 31, 2016.
In July 2015, the Company was awarded a contract by NIAID for $2.0 million through June 30, 2016, with additional funding of up to $3.0 million available if all options are exercised under the contract.
For the years ended December 31, 2015, 2014 and 2013, we recognized revenue under the NIAID Contracts of $1.4 million, zero and $0.2 million, respectively, of which $0.4 million and zero were included in contracts receivable at December 31, 2015 and 2014, respectively.
Defense Threat Reduction Agency (“DTRA”)
We received funding from DTRA, a division of the Department of Defense, to develop novel antibacterials for the treatment of biodefense pathogens. In June 2007, DTRA awarded us a contract, which we refer to as the DTRA Contract, that provided up to a total of $18.8 million in funding over two years. The DTRA Contract was subsequently modified to extend through the end of November 2012 and to provide for a total of $35.4 million of funding for drawdown. In November 2012, DTRA terminated the contract for convenience. In connection with the termination, we sought payment from DTRA for additional expenses we had incurred. Effective April 30, 2015, we reached a settlement of our claim with DTRA. The net settlement of $7.1 million, together with sums previously received, constitutes complete and final settlement of the contract.
For the year ended December 31, 2015, we recognized revenue under the DTRA Contract of $7.1 million. No revenues were recognized during the years ended December 31, 2014 and 2013.
Research and Development Expenses
For the years ended December 31, 2015, 2014 and 2013, research and development expenses were $40.2 million, $30.1 million and $23.5 million, respectively. Research and development expenses consist primarily of costs associated with research, discovery and preclinical studies of potential new drug compounds, plus product development efforts related to clinical trials and materials manufacturing processes. Research and development costs are expensed as incurred and include the following:

•	expenses incurred under agreements with CROs, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	employee and consultant-related expenses, which include salaries, benefits, stock-based compensation and consulting fees;

•	third-party supplier expenses including the cost of acquiring and manufacturing clinical trial and other materials; and

•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization or depreciation of leasehold improvements, equipment and laboratory supplies and other expenses.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue research programs and the development of our product candidates. In particular, we expect our research and development costs associated with our plazomicin program to increase significantly as both of our Phase 3 EPIC and CARE trials progress. As product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of research and clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our research and development expenses will increase in the future. In particular, in January 2016 we enrolled our first patient in our pivotal Phase 3 EPIC trial which we estimate will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via sources such as government contracts and grants as well as issuances of debt and equity. Approximately $15 million of this funding has been provided by a term loan from Solar Capital and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions.

General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. For the years ended December 31, 2015, 2014 and 2013, general and administrative expenses were $12.4 million, $9.6 million and $7.0 million, respectively. We anticipate general and administrative expenses will continue to increase in future periods, reflecting an expanding infrastructure.
Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Contract revenue	$26,061	$19,970	$6,091
Operating expenses:
Research and development	40,228	30,110	10,118
General and administrative	12,406	9,646	2,760
Loss from operations	(26,573)	(19,786)	(6,787)
Interest expense	(699)	(397)	(302)
Other income, net	179	7	172
Net loss	$(27,093)	$(20,176)	$(6,917)
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $6.1 million to $26.1 million for the year ended December 31, 2015 from $20.0 million for the year ended December 31, 2014. The increase was due to a $7.1 million settlement of our claim with DTRA related to our research contract, and $1.4 million from the NIAID contract awarded in 2015, partially offset by a $2.4 million decrease in contract revenue primarily attributable to a decrease in research and development services performed under our BARDA contract.
Research and Development Expenses
Research and development ("R&D") expenses increased $10.1 million to $40.2 million for the year ended December 31, 2015 from $30.1 million for the comparable period in 2014. This was primarily due to increases of $8.1 million in external expenses related to our Phase 3 EPIC trial of plazomicin, $3.4 million in personnel and overhead related costs as net headcount increased by 13 employees in our research and development organization since 2014, $2.2 million in consulting and nonclinical costs for research programs other than plazomicin, partially offset by a decrease of $4.0 million milestone license fee expense to Ionis following dosing the first patient in our Phase 3 CARE trial of plazomicin in 2014.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.
The following table illustrates the components of our research and development expenses during the periods indicated:

	Year Ended December 31,		Change
	2015	2014
	(in thousands)
Research and development expenses by program:
Plazomicin program	$30,905	$24,114	$6,791
Other research programs	9,323	5,996	3,327
Total research and development expenses	$40,228	$30,110	$10,118
General and Administrative Expenses
General and administrative expenses increased $2.8 million to $12.4 million for the year ended December 31, 2015 from $9.6 million for the comparable period in 2014. The increase in general and administrative expenses was due to increases of $1.5 million in personnel-related costs as net headcount increased by five employees in our general and administrative organization since 2014, $0.8 million in business consulting and professional fees and $0.4 million in costs associated with directors and officers liability insurance and facility-related costs.
Interest Expense
Interest expense increased $0.3 million to $0.7 million for the year ended December 31, 2015 from $0.4 million for the year ended December 31, 2014. The increase was primarily a result of interest expense incurred on $15.0 million of borrowings in August 2015.
Other Income, net
Other income, net increased $0.2 million to $0.2 million for the year ended December 31, 2015 from $7,000 for the year ended December 31, 2014. The increase primarily relates to interest income earned on investments.
Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,		Change
	2014	2013
		(in thousands)
Contract revenue	$19,970	$18,512	$1,458
Operating expenses:
Research and development	30,110	23,484	6,626
General and administrative	9,646	6,992	2,654
Loss from operations	(19,786)	(11,964)	(7,822)
Interest expense	(397)	(1,331)	934
Other income, net	7	183	(176)
Net loss	$(20,176)	$(13,112)	$(7,064)
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
Research and Development Expenses
Research and development expenses increased $6.6 million to $30.1 million for the year ended December 31, 2014 from $23.5 million for the comparable period in 2013. This increase was primarily due to payment of a $4.0 million milestone license fee to Ionis Pharmaceuticals, Inc. following dosing the first patient in our Phase 3 CARE trial of plazomicin in September 2014, a $1.5 million increase in plazomicin program costs as we moved into our Phase 3 CARE clinical trial of plazomicin and a $2.2 million increase in headcount related costs, including $0.2 million stock-based compensation. Partially offsetting this increase was a decrease of $1.1 million in expenses incurred for other research programs due to the discontinuation, during 2013, of our Phase 1 clinical trial of ACHN-975 from the LpxC inhibitor program.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.
The following table illustrates the components of our research and development expenses during the periods indicated:

	Year Ended December 31,		Change
	2014	2013
	(in thousands)
Research and development expenses by program:
Plazomicin program	$24,114	$16,520	$7,594
Other research programs	5,996	6,964	(968)
Total research and development expenses	$30,110	$23,484	$6,626

General and Administrative Expenses
General and administrative expenses increased $2.6 million, to $9.6 million for the year ended December 31, 2014 from $7.0 million for the comparable period in 2013. The increase in general and administrative expenses was due to increases of $1.3 million in personnel-related costs, including $0.8 million in stock-based compensation, an increase of $1.6 million of costs associated with being a public company including directors and officers liability insurance, directors fees, professional fees and franchise taxes. These increases were partially offset by a decrease in restructuring costs of $0.3 million.
Interest Expense
Interest expense decreased $0.9 million to $0.4 million from $1.3 million for the years ended December 31, 2014 and 2013, respectively. The decrease was primarily a result of the pay-off of our loans outstanding plus the full amortization, during 2013, of the beneficial conversion features of our convertible loans with The Wellcome Trust Limited.
Liquidity and Capital Resources
Since our inception, we have financed our operations with the proceeds from our IPO of our common stock, proceeds from sales of our common stock through the use of our ATM equity offering program, funding under our contracts with U.S. government agencies, private placements of our equity securities and certain debt related financing arrangements. On March 17, 2014, we completed our IPO of common stock. We sold 6,900,000 shares of our common stock, which included 900,000 shares issued as a result of the underwriters exercising their over-allotment option in full. We received cash proceeds of approximately $73.9 million from the IPO, net of underwriting commissions and related expenses.
At December 31, 2015, we had working capital of $56.8 million and unrestricted cash, cash equivalents and short-term investments of $58.7 million. In addition to our existing unrestricted cash, cash equivalents and short-term investments, we have historically received funding provided under U.S. government contracts in connection with the development of our product candidates. In particular, we have received funding for our lead product candidate, plazomicin, under a contract with BARDA for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. In April 2013, we were awarded an additional $60.4 million under the BARDA contract to support our Phase 3 CARE trial of plazomicin, for total committed funding of $103.8 million.
As a result of our recurring losses from operations and negative cash flows since inception, our independent registered public accounting firm included an explanatory paragraph in its report on our audited consolidated financial statements for the year ended December 31, 2015 expressing that there is substantial doubt as to our ability to continue as a going concern. We will need to raise substantial additional funding in the near term in order to sustain our operations.
Plan of Operations and Future Funding Requirements
We expect to incur substantial expenditures in the foreseeable future for the research, development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our clinical development of plazomicin. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the BARDA contract, is estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the fourth quarter of the 2016 fiscal year.
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million subject to certain conditions to funding, $15.0 million of which was provided to us on August 5, 2015.
On April 7, 2015, we filed a Registration Statement on Form S-3 (File No. 333-203282), declared effective by the Securities and Exchange Commission on April 21, 2015 (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in ATM equity offerings pursuant to a Common Stock Sales Agreement entered into with Cowen (the "Sales Agreement") on April 7, 2015. In September 2015, we sold 197,838 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $7.05 per share for gross proceeds of $1.4 million and net proceeds of $1.3 million, after deducting the sales commissions and offering expenses. As of December 31, 2015, $28.6 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
We do not expect that our current capital resources will be sufficient to enable us to seek marketing approval for plazomicin or commercially launch plazomicin. Additionally, we estimate that our Phase 3 EPIC trial will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017. Approximately $15 million of this funding has been provided by the term loan from Solar Capital and an additional $10 million term loan may be available, subject to certain funding conditions.
We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin. We may obtain additional financing through public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Solar Capital Ltd. and our pledge to Solar Capital Ltd. of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Solar Capital Ltd. with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. In addition to the initial $15.0 million term loan provided by Solar Capital Ltd. in August 2015, if we receive at least $25.0 million in net proceeds from the sale of our common stock, we may request an additional term loan in an aggregate principal amount of up to $10 million no later than August 15, 2016, subject to certain customary conditions to funding. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

•	continued funding under our contract with BARDA, including whether BARDA exercises an option to provide additional funding for plazomicin;

•	the size, timing and type of the nonclinical and clinical trials that we decide to pursue in the development of our product candidates, including plazomicin;

•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;

•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	the emergence of competing technologies and other adverse market developments;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts; and

•	the costs associated with being a public company.
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2015	2014	2013
		(in thousands)
Net cash provided by (used in) :
Operating activities	$(21,088)	$(14,283)	$(13,854)
Investing activities	5,232	(45,427)	(110)
Financing activities	17,262	67,853	17,629
Net increase in cash and cash equivalents	$1,406	$8,143	$3,665

Operating Activities
Net cash used in operating activities was $21.1 million, $14.3 million and $13.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The primary use of cash in these periods was to fund our operations related to the development of our product candidates.
Cash used for the year ended December 31, 2015 is primarily comprised of our net loss of $27.1 million, partially offset by non-cash charges for stock-based compensation expense, depreciation and amortization expense, amortization of premium on short-term investments and non-cash interest expense of $4.2 million and a net change in operating assets and liabilities of $1.8 million.
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
Investing Activities
Net cash provided by investing activities was $5.2 million for the year ended December 31, 2015 and consisted primarily of maturities of short-term investments of $47.7 million, partially offset by purchases of short-term securities of $41.8 million and purchases of property and equipment of $0.6 million.
Net cash used in investing activities was $45.4 million for the year ended December 31, 2014 and consisted primarily of purchases of short-term investments of $45.1 million and purchases of property and equipment of $0.3 million.
Net cash used in investing activities was $0.1 million for the year ended December 31, 2013 and consisted of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities amounted to $17.3 million for the year ended December 31, 2015. The net cash provided by financing activities in 2015 consisted primarily of net proceeds from borrowings of $14.6 million, the issuance of common stock pursuant to incentive plans of $1.4 million, and the sale of common stock of $1.3 million through ATM equity offerings in which Cowen acted as sales agent.
Net cash provided by financing activities amounted to $67.9 million for the year ended December 31, 2014. The net cash provided by financing activities in 2014 consisted primarily of $73.9 million of net proceeds from our initial public offering of our common stock and $0.8 million of proceeds from issuance of common stock pursuant to our equity incentive plans, partially offset by repayment of our notes payable to Oxford Finance LLC and Silicon Valley Bank of $6.9 million.
Net cash provided by financing activities amounted to $17.6 million for the year ended December 31, 2013. The net cash provided by financing activities in 2013 consisted primarily of the $22.2 million of net proceeds from the issuance of convertible preferred stock in our Series D convertible preferred stock financing, partially offset by $4.6 million for the repayment of our notes payable to Oxford Finance LLC and Silicon Valley Bank.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

Long-term debt obligations (2)	$16,200	$—	$11,000	$5,200	$—
Purchase obligations	500	500	—	—	—
Lease obligations (3)	1,089	776	313	—	—
Total contractual obligations	$17,789	$1,276	$11,313	$5,200	$—
(1) Pursuant to the Loan and Security Agreement with Solar Capital, we entered into a Success Fee Agreement with the Solar Capital under which we agreed to pay the Solar Capital $1.0 million (the “Success Fee”) if we obtain FDA approval to market plazomicin. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained, provided such approval is obtained prior to August 5, 2025. This potential payment has been excluded from the table above due to the uncertainty of the occurrence and/or timing of such approval.
(2) The long-term debt obligation is comprised of a Loan and Security Agreement that was executed during August 2015.
(3) These amounts are comprised of the estimated remaining rent payments on our existing lease agreements.
Lease Obligations
We lease our principal facilities, which consist of approximately 16,000 square feet of office, research and laboratory space located in South San Francisco, California. The leases covering this space expire on April 14, 2017, with options to further extend the lease for an additional three years.
In May 2015, the Company entered into an office lease agreement for approximately 6,000 square feet in South San Francisco through August 31, 2017.
Loan and Security Agreement & Success Fee Agreement
In August 2015, we entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. (the “Lender”) pursuant to which the Lender agreed to make available to us term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019, subject to certain conditions to funding. An initial $15.0 million term loan was funded at closing on August 5, 2015, and funding of an additional $10.0 million term loan is contingent upon receiving at least $25.0 million in net proceeds from the sale of our common stock by no later than August 15, 2016. Borrowings under the term loans bear interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. We are currently required to make interest-only payments through February 2017 and, beginning on March 1, 2017, we are required to make monthly payments of interest plus equal monthly payments of principal over a term of 30 months. If we receive $35.0 million in net proceeds from the sale or issuance of stock, convertible subordinated notes, collaboration agreements, grants or research or development contracts and achieve 50% enrollment in our Phase 3 EPIC trial, in each case prior to March 1, 2017, we will be permitted to make interest-only payments through August 2017, rather than February 2017 and, beginning on September 1, 2017 we would be required to make monthly payments of interest plus equal monthly payments of principal over a term of 24 months. The Loan Agreement requires collateral by a security interest in all of our assets except intellectual property and contains customary affirmative and negative covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 4% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There were no financial covenants attached to the loan. The Loan Agreement included a closing fee of $250,000 which was paid at closing, and we are obligated to pay a fee equal to 8% of the term loans funded upon the earliest to occur of the maturity date, the acceleration of the term loans or the voluntary prepayment of the term loans. We may voluntarily prepay all, but not less than all, of the outstanding term loans. The Loan Agreement contains customary representations, warranties and covenants. In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause our indebtedness under the Loan Agreement to become immediately due and payable.
On August 5, 2015, pursuant to the Loan Agreement, we entered into a Success Fee Agreement with the Lender under which we agreed to pay the Lender $1.0 million if we obtain FDA approval to market plazomicin. If such approval is obtained, the success fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee at the date of issuance of approximately $356,000 was recorded as a debt discount and is being amortized as interest expense over the term of the loan using the effective-interest method.

Nonrefundable advance payments
In July 2015, we entered into an agreement with its pharmaceutical contract manufacturing organization that obligates us to make a total of $1,500,000 of nonrefundable advance payments for the reservation of facilities and resources, plus procurement of long lead raw materials, to produce plazomicin for regulatory commercial validation.  Such advance payments are initially capitalized as prepaid and other current assets and will be recognized as research and development expenses as goods are delivered and services are performed.  We assess such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. As of December 31, 2015, we had recorded $944,000 as prepaid and other current assets related to this agreement and recognized $56,000 as research and development expenses during the year ended December 31, 2015. One remaining installment of $500,000 becomes due in March 2016.
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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This guidance eliminates from GAAP the concept of extraordinary items and is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning January 1, 2016. Early adoption is permitted. The Company does not anticipate it will have a material impact to its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The ASU is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. Application is retrospective to each prior period presented. The Company elected to adopt this standard during the twelve-months ended December 31, 2015. As a result, all issuance costs associated with the Company’s loan payable issued during the twelve-months ended December 31, 2015 have been classified as a debt discount. The adoption of this standard did not impact the Company’s consolidated balance sheet as of December 31, 2014, or the consolidated statements of operations, comprehensive loss or cash flows for any period presented.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes. This guidance simplifies the presentation of deferred income taxes in a classified balance sheet to require that deferred tax liabilities and assets be classified as noncurrent and is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2016, and is applicable to the Company's fiscal year beginning January 1, 2017. Early adoption is permitted. The Company does not anticipate it will have a material impact to its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for the Company in fiscal year 2019. Early adoption is permitted. The Company is currently assessing the impact of this ASU and anticipates the new guidance will have a material impact to its consolidated financial statements.
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
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to limited market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve our capital to fund our operations.
We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2015, we had unrestricted cash, cash equivalents and short-term investments of $58.7 million consisting of cash and money market funds deposited in highly rated financial institutions in the United States and corporate debt securities of institutions with investment grade credit ratings. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2015, would have potentially declined by approximately $0.2 million. We actively monitor changes in interest rates.
We contract for the conduct of certain clinical development and manufacturing activities with vendors outside the United States. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements. For the year ended December 31, 2015, a 1% movement in foreign exchange rates would not be material to us.
We do not believe that inflation or fluctuations in foreign exchange rates had a significant impact on our results of operations for any periods presented in our financial statements.

Item 8.  Financial Statements and Supplementary Data.

Achaogen, Inc.
Index to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Achaogen, Inc.
We have audited the accompanying consolidated balance sheets of Achaogen, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Achaogen, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its need for additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Redwood City, California
March 15, 2016

Achaogen, Inc.
Consolidated Balance Sheets
(in thousands except for share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$20,287	$18,881
Short-term investments	38,444	44,798
Contracts receivable	5,039	5,234
Prepaids and other current assets	1,719	520
Total current assets	65,489	69,433
Property and equipment, net	905	725
Restricted cash	127	127
Deposit and other assets	342	37
Total assets	$66,863	$70,322
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,537	$2,122
Accrued liabilities	4,927	3,266
Other current liabilities	225	128
Total current liabilities	8,689	5,516
Loan payable, long-term	14,536	—
Other long-term liabilities	479	193
Total liabilities	23,704	5,709
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value, 290,000,000 shares authorized, 18,395,219 and 17,907,135 shares issued and outstanding at December 31, 2015 and 2014, respectively	18	18
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	219,182	213,527
Accumulated deficit	(175,993)	(148,900)
Accumulated other comprehensive loss	(48)	(32)
Total stockholders’ equity	43,159	64,613
Total liabilities and stockholders’ equity	$66,863	$70,322

See accompanying notes to consolidated financial statements.

Achaogen, Inc.
Consolidated Statements of Operations
(in thousands except for share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Contract revenue	$26,061	$19,970	$18,512
Operating expenses:
Research and development	40,228	30,110	23,484
General and administrative	12,406	9,646	6,992
Total operating expenses	52,634	39,756	30,476
Loss from operations	(26,573)	(19,786)	(11,964)
Interest expense	(699)	(397)	(1,331)
Other income, net	179	7	183
Net loss	$(27,093)	$(20,176)	$(13,112)
Basic and diluted net loss per common share	$(1.49)	$(1.42)	$(33.83)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	18,147,986	14,210,098	387,547
See accompanying notes to consolidated financial statements.

Achaogen, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(27,093)	$(20,176)	$(13,112)
Other comprehensive loss:
Net unrealized losses on available-for-sale securities	(16)	(32)	—

Total comprehensive loss	$(27,109)	$(20,208)	$(13,112)
See accompanying notes to consolidated financial statements.

Achaogen, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands except for share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	7,120,608	$100,354	373,840	$—	$3,034	$(115,612)	$—	$(112,578)
Sale of shares of Series D convertible preferred stock, net of issuance costs	1,864,788	22,200	—	—	—	—	—	—
Issuance of shares of Series D convertible preferred stock in exchange for convertible notes and interest payable to related parties	227,784	2,732	—	—	—	—	—	—
Issuance of shares of Series D convertible preferred stock upon conversion of the related-party loan payable to The Wellcome Trust	583,162	6,992	—	—	—	—	—	—
Issuance of common stock under stock plan	—	—	19,004	—	61	—	—	61
Stock-based compensation expense	—	—	—	—	1,053	—	—	1,053
Net loss	—	—	—	—	—	(13,112)	—	(13,112)
Balance at December 31, 2013	9,796,342	132,278	392,844	—	4,148	(128,724)	—	(124,576)
Conversion of preferred stock to common stock upon initial public offering	(9,796,342)	(132,278)	10,386,894	11	132,267	—	—	132,278
Issuance of common stock upon initial public offering, net of issuance costs	—	—	6,900,000	7	73,929	—	—	73,936
Issuance of common stock upon exercise of warrant	—	—	909	—	2	—	—	2
Issuance of common stock under stock plans	—	—	208,693	—	706	—	—	706
Issuance of common stock under ESPP	—	—	17,795	—	139	—	—	139
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	286	—	—	286
Stock-based compensation expense	—	—	—	—	2,050	—	—	2,050
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	—	(20,176)	—	(20,176)
Balance at December 31, 2014	—	—	17,907,135	18	213,527	(148,900)	(32)	64,613
Issuance of common stock under "at-the-market" equity offering sales agreement, less issuance costs	—	—	197,838	—	1,319	—	—	1,319
Issuance of common stock under stock plans	—	—	228,504	—	1,053	—	—	1,053
Issuance of common stock under ESPP	—	—	61,742	—	300	—	—	300
Stock-based compensation expense	—	—	—	—	2,983	—	—	2,983
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(27,093)	—	(27,093)
Balance at December 31, 2015	—	$—	18,395,219	$18	$219,182	$(175,993)	$(48)	$43,159
See accompanying notes to consolidated financial statements.

Achaogen, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(27,093)	$(20,176)	$(13,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	426	358	506
Amortization of premium on short-term investments	500	257	—
Stock-based compensation expense	2,983	2,050	1,053
Revaluation of convertible preferred stock warrant	—	42	—
Revaluation of derivative liability	19	—	—
Loss on asset disposition	—	—	10
Non-cash interest expense relating to notes payable	302	209	472
Non-cash interest expense relating to related-party convertible loan payable	—	—	197
Non-cash restructuring charges	—	—	196
Change in operating assets and liabilities:
Contracts receivable	195	1,996	(2,972)
Prepaids and other assets	(1,504)	1,397	(1,456)
Accounts payable and accrued liabilities	3,076	(539)	1,450
Other liabilities	8	123	(198)
Net cash used in operating activities	(21,088)	(14,283)	(13,854)
Cash flows from investing activities:
Purchase of property and equipment	(606)	(340)	(110)
Purchase of short-term investments	(41,851)	(45,087)	—
Maturities and sale of short-term investments	47,689	—	—
Net cash provided by (used in) investing activities	5,232	(45,427)	(110)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	73,936	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	22,200
Proceeds from sales of common stock, net of issuance costs	1,319	—	—
Proceeds from the issuance of common stock in connection with equity incentive plans	1,353	811	61
Proceeds from exercise of stock warrants	—	2	—
Proceeds from loans payable, net of issuance costs	14,590	—	—
Repayment of notes payable	—	(6,896)	(4,632)
Net cash provided by financing activities	17,262	67,853	17,629
Net increase in cash and cash equivalents	1,406	8,143	3,665
Cash and cash equivalents, beginning of year	18,881	10,738	7,073
Cash and cash equivalents, end of year	$20,287	$18,881	$10,738
Supplemental disclosures of cash flow information
Interest paid	$396	$221	$693
Supplemental disclosures of noncash investing and financing information
Conversion of related-party convertible loan and notes payable to convertible preferred stock	$—	$—	$9,724
Conversion of convertible preferred stock into common stock	$—	$132,278	$—
Reclassification of warrant liability to additional paid-in capital	$—	$286	$—
See accompanying notes to consolidated financial statements.

Achaogen, Inc.
Notes to Consolidated Financial Statements
1. Organization and Basis of Presentation and Consolidation
Achaogen, Inc. (together with its consolidated subsidiary, the “Company”) is a clinical-stage biopharmaceutical company committed to the discovery, development, and commercialization of novel antibacterial drugs to treat multi-drug resistant gram-negative infections. The Company is developing plazomicin, its lead product candidate, for the treatment of bacterial infections due to multi-drug resistant Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae ("CRE"). The Company’s Phase 3 study of plazomicin in the treatment of patients with complicated urinary tract infections ("cUTI") and acute pyelonephritis ("AP"), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study supporting a new drug application ("NDA") for plazomicin in the United States. In addition, the Company is completing a Phase 3 study of plazomicin, the CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial, which is a resistant pathogen-specific trial designed to evaluate the efficacy and safety of plazomicin in patients with infections due to CRE.
The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all of its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.
Basis of Presentation and Consolidation
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the consolidated accounts of the Company and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. During 2012, the Company established a wholly owned foreign subsidiary in the United Kingdom. There have been no significant activities for this entity during the fiscal years ended December 31, 2015, 2014 and 2013.
On April 7, 2015, the Company filed a Registration Statement on Form S-3, declared effective by the SEC on April 21, 2015, covering the offering of up to $150.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. This Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in an "at-the-market" ("ATM") equity offering pursuant to a sales agreement with Cowen and Company, LLC. As of December 31, 2015, the Company had sold 197,838 shares pursuant to its ATM equity offering program at a weighted-average price of $7.05 per share for aggregate offering proceeds of $1.4 million and aggregate net proceeds of $1.3 million, after deducting the sales commissions and offering expenses.
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
The Company has incurred losses and negative cash flows from operations every year since its inception. As of December 31, 2015, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $58.7 million and an accumulated deficit of approximately $176.0 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities, and the amounts of unrestricted cash, cash equivalents and short-term investments held at December 31, 2015 are not sufficient to fund projected levels of expenditures during 2016 without securing additional funding sources. Management plans to raise additional funds through equity or debt financing arrangements, government contracts, and/or third party collaboration funding. However, there can be no assurance that such funding sources will be available at terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The lack of financial resources to fund projected negative cash flows and the resultant need to raise substantial additional funding in the near term in order to sustain operations raise substantial doubt as to the Company’s ability to continue as a going concern.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2. Summary of Significant Accounting Policies
Use of Estimates
The accompanying financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those related to clinical trial accruals, fair value of derivative liabilities, common stock and stock-based awards and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, contracts receivable, prepaid and other current assets, accounts payable, accrued liabilities, and other current liabilities approximate fair value due to their short-term maturities. Short-term investments consist of available-for-sale securities as of December 31, 2015 and are carried at fair value. Based upon the borrowing rates currently available to the Company for loans with similar terms, the Company believes the carrying amounts of the loan payable and the derivative liability also represent fair values.
Cash and Cash Equivalents
Cash equivalents include only securities having an original maturity of three months or less at the time of purchase. As of December 31, 2015 and 2014, cash and cash equivalents consisted of bank deposits, cash, and investments in money market funds.
Short-term Investments
Short-term investments consist of debt securities with maturities greater than three months, but less than one year from the date of acquisition, and are classified as available for sale. Short-term investments are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of net unrealized losses on available-for-sale securities in the Company's consolidated statements of comprehensive loss. The amortized cost of debt securities reflects amortization of purchase premiums and accretion of purchase discounts to date, which is included in interest income.
The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value.
Restricted Cash
At December 31, 2015 and 2014, the Company had long-term restricted cash of $127,000. The restricted cash, which consists of a money market account with one of the Company’s financial institutions, serves as collateral for a letter of credit provided as a security deposit under the Company’s facility lease. The facility lease expires on April 14, 2017.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company has one operating segment.
Customer Concentration
For the years ended December 31, 2015, 2014 and 2013, all of the Company’s revenue has been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution, which at times, may exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of December 31, 2015, the Company has not experienced any credit losses in such accounts or investments.
Contracts Receivable
Contracts receivable represent amounts owed to the Company under certain government contracts. The Company had no amounts reserved for doubtful accounts as of December 31, 2015 and 2014, as the Company expects full collection of the receivable balances.
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
Convertible Preferred Stock Warrant Liabilities
The Company accounted for its Series A and Series C convertible preferred stock warrants as freestanding warrants for shares that are puttable or redeemable. At December 31, 2013, these warrants were classified as liabilities on the consolidated balance sheet at their estimated fair value. At the end of each reporting period, changes in estimated fair value during the period were recorded as a component of other income, net. At the time of the IPO, the warrants to purchase preferred stock were converted into warrants to purchase common stock, which are no longer subject to remeasurement, and the preferred stock warrant liability was reclassified to additional paid-in capital at its then fair value.
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
During 2014 and 2013, the Company issued stock-based option awards with market-based conditions that vest upon achievement of certain market price thresholds of the Company’s common stock. The estimated fair value for market-based stock option awards is determined using a lattice valuation model with a Monte-Carlo simulation. The model takes into consideration the historical volatility of the Company’s stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Stock-based compensation expense is recognized over the implicit service period derived from the Monte-Carlo simulation model, as applicable, but is accelerated if the market condition is achieved earlier than estimated.

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
Net Loss and Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Because the Company has reported a net loss for the years ended December 31, 2015, 2014 and 2013, diluted net loss per common share is the same as basic net loss per common share for those periods.
Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock. For purposes of calculating net loss per common share for the year ended December 31, 2014, the preferred stock converted to common stock was included in the net loss per common share calculation on a post-conversion basis based on the conversion date.
 The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(27,093)	$(20,176)	$(13,112)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	18,147,986	14,210,098	387,547
Basic and diluted net loss per common share	$(1.49)	$(1.42)	$(33.83)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an anti-dilutive impact due to losses reported (in common stock equivalent shares):

	December 31,
	2015	2014	2013
Convertible preferred stock	—	—	10,386,894
Warrants to purchase convertible preferred stock	—	—	40,454
Options to purchase common stock	2,387,337	1,885,372	1,405,550
Restricted stock units	372,024	168,200	—
Warrants to purchase common stock	30,024	40,454	909
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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This guidance eliminates from GAAP the concept of extraordinary items and is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning January 1, 2016. Early adoption is permitted. The Company does not anticipate it will have a material impact to its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, to require debt issuance costs to be presented as an offset against debt outstanding. The ASU is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. Application is retrospective to each prior period presented. The Company elected to adopt this standard during the twelve-months ended December 31, 2015. As a result, all issuance costs associated with the Company’s loan payable issued during the twelve-months ended December 31, 2015 have been classified as a debt discount. The adoption of this standard did not impact the Company’s consolidated balance sheet as of December 31, 2014, or the consolidated statements of operations, comprehensive loss or cash flows for any period presented.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes. This guidance simplifies the presentation of deferred income taxes in a classified balance sheet to require that deferred tax liabilities and assets be classified as noncurrent and is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2016, and is applicable to the Company's fiscal year beginning January 1, 2017. Early adoption is permitted. The Company does not anticipate it will have a material impact to its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for the Company in fiscal year 2019. Early adoption is permitted. The Company is currently assessing the impact of this ASU and anticipates the new guidance will have a material impact to its consolidated financial statements.
3. Fair Value Measurements
Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash, cash equivalents, contracts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
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
During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2015 and 2014.

Financial instruments
Financial assets and liabilities measured and recognized at fair value on a recurring basis were as follows (in thousands):
As of December 31, 2015:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$1,013	$—	$—	$1,013
Level 1:
Restricted cash	127	—	—	127
Money market funds	19,274	—	—	19,274
Subtotal	19,401	—	—	19,401
Level 2:
Corporate debt securities	34,490	—	(47)	34,443
Commercial paper	1,997	—	—	1,997
U.S. Treasury bills	2,005	—	(1)	2,004
Subtotal	38,492	—	(48)	38,444
Total	$58,906	$—	$(48)	$58,858
Reported as:
Cash and cash equivalents				$20,287
Short-term investments				$38,444
Restricted cash				$127
Liabilities
Level 3:
Derivative liability				$375
As of December 31, 2014:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$620	$—	$—	$620
Level 1:
Restricted cash	127	—	—	127
Money market funds	18,261	—	—	18,261
Subtotal	18,388	—	—	18,388
Level 2:
Corporate debt securities	44,830	—	(32)	44,798
Total	$63,838	$—	$(32)	$63,806
Reported as:
Cash and cash equivalents				$18,881
Short-term investments				$44,798
Restricted cash				$127
All available-for-sale securities held as of December 31, 2015 had contractual maturities of less than one year. There were no sales of available-for-sale securities in any of the periods presented. The fair value of corporate and U.S. Treasury debt obligations that were in unrealized loss positions totaled $36.5 million as of December 31, 2015. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such corporate and U.S. Treasury debt obligations and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2015.

The following table provides a summary of changes in the estimated fair value of the Company’s liabilities measured at estimated fair value using significant Level 3 inputs for the years ended 2015, 2014 and 2013 (in thousands):

	Estimated Fair Value of Convertible Preferred Stock Warrant Liabilities	Estimated Fair Value of Derivative Liability
Balance at December 31, 2012	$237	$1,398
Change in estimated fair value of convertible preferred stock warrant liabilities included in other income, net	7	—
Extinguishment of derivative liability	—	(1,398)
Balance at December 31, 2013	244	—
Change in estimated fair value of convertible preferred stock warrant liabilities included in other income, net	42	—
Reclassification of warrant liability to additional paid-in capital upon conversion of warrant to purchase convertible preferred stock to warrant to purchase common stock	(286)	—
Balance at December 31, 2014	—	—
Issuance of Level 3 derivative liability	—	356
Increase in estimated fair value	—	19
Balance at December 31, 2015	$—	$375
Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 8), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million (the "Success Fee") if the Company obtains FDA approval to market plazomicin. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee, approximately $356,000 at the date of issuance, is recorded as a derivative liability and included in other long-term liabilities on the accompanying consolidated balance sheet. The estimated fair value of the derivative liability as of December 31, 2015 increased by $19,000 from August 5, 2015 which amount is recorded as a component of other income, net for the year ended December 31, 2015.
The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. upon FDA approval to market plazomicin, and ii) a discount rate of 13% which was derived from the Company's estimated cost of debt. The estimated fair value of the derivative liability is most sensitive to the probability of FDA approval. Should the probability of FDA approval change by 5%, the fair value of the derivative liability as of December 31, 2015 would change by approximately $30,000. Any changes in the estimated fair value will result in an entry to other income, net.
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

In connection with the completion of the Company's IPO in March 2014, all of the outstanding warrants to purchase convertible preferred stock converted into warrants to purchase 40,454 shares of common stock at a weighted-average exercise price of $12.36 per share. The Company remeasured the estimated fair value of these remaining warrants at the date of the conversion and recorded a $42,000 loss related to the change in estimated fair value as part of other income, net, and reclassified the estimated fair value of $286,000 to additional paid-in capital.
4. Balance Sheet Components
Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Office equipment	$1,144	$1,033
Laboratory equipment	3,161	2,932
Leasehold improvements	1,072	1,000
	5,377	4,965
Less: accumulated depreciation and amortization	(4,472)	(4,240)
Property and equipment, net	$905	$725
Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $426,000, $358,000 and $506,000, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued clinical and development expenses	$2,869	$1,618
Payroll and related bonus expenses	1,615	1,171
Other	443	477
	$4,927	$3,266
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Derivative liability	$375	$—
Deferred rent	104	193
	$479	$193
5. License and Collaboration Agreements
Ionis Pharmaceuticals
In January 2006, the Company entered into a license agreement with Ionis Pharmaceuticals, Inc. ("Ionis"). Ionis granted the Company an exclusive, worldwide license with the right to grant and authorize sublicenses related to the research and development of aminoglycoside products. As an up-front fee, the Company issued 97,402 shares of preferred Series A convertible stock at a fair value of $15.40 per share. This license fee of $1,500,000 was recorded as research and development expense in 2006. In further consideration of this license, and in accordance with the terms of the agreement, the Company is required to make milestone payments with respect to development, regulatory and commercialization milestones, and to pay a percentage of revenue received from sublicensees (if any). All such milestone and sublicense revenue payments may total, in the aggregate, up to but no more than $19,500,000 for the first product and $9,750,000 following the second product commercialized under the agreement with Ionis. The Company is also required to pay additional milestone payments of up to $20,000,000 in the aggregate upon the first achievement of specified threshold levels of annual net sales of all aminoglycoside products in a calendar year. The license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of all licensed products, including plazomicin.
Through December 31, 2013, the Company had compensated Ionis $3,000,000 in connection with the first two milestones under the license for the first aminoglycoside product candidate. In 2014, the Company met its third milestone under the license with Ionis when it dosed the first patients in the Phase 3 CARE trial for plazomicin, and made the milestone payment of $4,000,000, which was recorded as research and development expense. As of December 31, 2015 and December 31, 2014, the Company had no outstanding payments due under the agreement.
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
Biomedical Advanced Research and Development Authority
In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority ("BARDA"), for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA modified the contract to increase the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 CARE clinical trial of plazomicin which increased the total committed funding under this contract to $103,808,000. As of December 31, 2015, $26,731,000 was remaining available from funding committed under this contract. During the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $17,569,000, $19,970,000 and $18,073,000, respectively, under this agreement, of which $4,657,000 and $5,234,000 were included in contracts receivable at December 31, 2015, and 2014, respectively.
Defense Threat Reduction Agency
In November 2012, the Defense Threat Reduction Agency ("DTRA"), a division of the U.S. Department of Defense, terminated for convenience a contract with the Company that provided funding for the Company's LpxC inhibitor program. In connection with the termination, the Company sought payment from DTRA for additional expenses the Company has incurred. Effective April 30, 2015, the Company reached a settlement of its claim with DTRA. The net settlement of $7,122,000 was recorded as contract revenue during the year ended December 31, 2015. Together with sums previously received, it constitutes complete and final settlement of the contract.
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
In July 2015, the Company was awarded a contract by NIAID for $1.5 million through June 30, 2016, with additional funding of up to $3.0 million available if all options are exercised under the contract. In January 2016, the contract was modified with an additional $508,000 funding commitment through June 30, 2016.
During the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $1,370,000, zero and $168,000, respectively, under these agreements, of which $382,000 and zero were included in contracts receivable at December 31, 2015 and 2014, respectively.
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
In May 2015, the Company entered into an office lease agreement for approximately 6,000 square feet in South San Francisco through August 31, 2017.
The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Aggregate rent expense, net of sublease income, was $526,000, $405,000 and $673,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company received zero, $97,000 and $291,000 of sublease income for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum payments under all noncancelable operating leases as of December 31, 2015, are as follows (in thousands):

2016	$776
2017	313
Total minimum lease payments	$1,089
Nonrefundable advance payments
In July 2015, the Company entered into an agreement with its pharmaceutical contract manufacturing organization that obligates it to make a total of $1,500,000 of nonrefundable advance payments for the reservation of facilities and resources, plus procurement of long lead raw materials, to produce plazomicin for regulatory commercial validation.  Such advance payments are initially capitalized as prepaid and other current assets and will be recognized as research and development expenses as goods are delivered and services are performed.  The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. As of December 31, 2015, the Company had recorded $944,000 as prepaid and other current assets related to this agreement and recognized $56,000 as research and development expenses during the year ended December 31, 2015. One remaining installment of $500,000 becomes due in March 2016.
Guarantees and Indemnifications
As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2015 and 2014.
8. Borrowings
Solar Capital Ltd. Loan Agreement
On August 5, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. (the “Lender”) pursuant to which the Lender agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019, subject to certain conditions to funding. An initial $15.0 million term loan was funded at closing on August 5, 2015, and funding of an additional $10.0 million term loan is contingent upon the Company receiving at least $25.0 million in net proceeds from the sale of its common stock by no later than August 15, 2016. Borrowings under the term loans bear interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The Company is currently required to make interest-only payments through February 2017 and, beginning on March 1, 2017, the Company is required to make monthly payments of interest plus equal monthly payments of principal over a term of 30 months. If the Company receives $35.0 million in net proceeds from the sale or issuance of stock, convertible subordinated notes, collaboration agreements, grants or research or development contracts and achieves 50% enrollment in its Phase 3 EPIC trial, in each case prior to March 1, 2017, the Company will be permitted to make interest-only payments through August 2017, rather than February 2017 and, beginning on September 1, 2017 the Company would be required to make monthly payments of interest plus equal monthly payments of principal over a term of 24 months. The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property (which is subject to a negative pledge) and contains customary affirmative and negative covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 4% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There were no financial covenants attached to the loan. The Loan Agreement included a closing fee of $250,000 which was paid at closing, and the Company is obligated to pay a fee equal to 8% of the term loans funded upon the earliest to occur of the maturity date, the acceleration of the term loans or the voluntary prepayment of the term loans. The cost of these fees is being amortized as interest expense over the term of the loan using the effective-interest method. The Company may voluntarily prepay all, but not less than all, of the outstanding term loans. The Loan Agreement contains customary representations, warranties and covenants. In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable.
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
Future principal debt payments on the loan payable are as follows (in thousands):

December 31, 2015
2016	$—
2017	5,000
2018	6,000
2019	4,000
Total principal payments	15,000
Final fee due at maturity in 2019	1,200
Total principal and final fee payments	16,200
Unamortized discount and debt issuance costs	(1,664)
Loan payable, long term	$14,536
The obligation includes a final fee of $1,200,000, representing 8% of the term loan funded, which accretes over the life of the loan as interest expense. The Company recorded interest expense related to the loan of $699,000 for the year ended December 31, 2015.
Oxford Finance and SVB Loan Agreement
In November 2011, the Company entered into a loan and security agreement (the "Oxford and SVB Loan Agreement"), with Oxford Finance LLC and Silicon Valley Bank, or SVB, under which the Company borrowed $4,000,000 in November 2011, and $8,000,000 in April 2012.
The interest rate, which was fixed at the closing of each tranche, equaled the three-month LIBOR plus 7.75%. The interest rates for the tranches under the Oxford and SVB Loan Agreement were 8.18% and 8.22% per annum. Payments were monthly in arrears and interest only until September 1, 2012, followed by equal monthly payments of principal and interest through June 2014, when the loan was repaid in full. In addition, a final payment equal to 8.25% of the aggregate amount drawn was due upon termination of the Oxford and SVB Loan Agreement, which was accreted as interest expense over the term of the loan using the effective-interest method, with the remaining balance charged to interest expense upon loan repayment. The loan principal balance, accrued interest and the final payment under the Oxford and SVB Loan Agreement totaling $4,454,000 were repaid in full in June 2014.
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
Immediately prior to the closing of the IPO, these warrants automatically converted into warrants exercisable for shares of common stock, resulting in the reclassification of the related preferred stock warrant liabilities to additional paid-in capital. As of December 31, 2015, these warrants remained outstanding and exercisable.
The Company recorded interest expense related to the Oxford and SVB Loan Agreement of $397,000 and $1,037,000 for the years ended December 31, 2014 and 2013, respectively.
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
In March 2013, the outstanding balance under the 2010 Wellcome Funding Agreement of $5,594,000 was converted into 583,162 shares of Series D convertible preferred stock at a conversion price that represented a 20% discount to the issue price. The 20% discount feature was recorded as a debt discount on the funding dates and accreted over the life of the debt up to the date of redemption. The Company recorded interest expense related to the 2010 Wellcome Funding Agreement of $153,000 for the year ended December 31, 2013.
Convertible Notes Purchase Agreement
In November 2012, the Company entered into a Note Purchase Agreement, referred to herein as the 2012 Bridge Loan Agreement, with a group of existing investors. Under the 2012 Bridge Loan Agreement, the investors severally agreed to purchase convertible promissory notes for a principal amount of up to $3,000,000 in aggregate. For value received, the Company agreed to pay to the investors the principal loan amount plus accrued interest calculated at a rate equal to 6% per annum. The Company recorded interest expense related to the 2012 Bridge Loan Agreement of $26,000 for the year ended December 31, 2013.
On March 6, 2013, the investors under the 2012 Bridge Loan Agreement converted the entire outstanding notes amount plus accrued interest totaling $2,732,000 into 227,784 shares of the Company’s Series D convertible preferred stock at a conversion price of $11.99 per share, which was the issuance price of Series D convertible preferred stock.
9. Stockholders' Equity and Convertible Preferred Stock
Stockholders' Equity
On April 7, 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.
In September 2015, the Company sold 197,838 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $7.05 per share for gross proceeds of $1.4 million and net proceeds of $1.3 million after deducting the sales commissions and offering expenses. As of December 31, 2015, $28.6 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
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
Warrants
In connection with the Oxford and SVB Loan Agreement described in Note 8, the Company issued warrants to Oxford Finance LLC and SVB during 2012 and 2011. As of December 31, 2015, the following warrants to purchase shares of common stock were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Purchase Price	Expiration Date
Oxford Finance LLC	4/30/2012	Loan agreement	Common stock	11,676	$11.99	11/1/2021
SVB	4/30/2012	Loan agreement	Common stock	8,340	$11.99	11/1/2021
Oxford Finance LLC	11/1/2011	Loan agreement	Common stock	5,838	$11.99	11/1/2021
SVB	11/1/2011	Loan agreement	Common stock	4,170	$11.99	11/1/2021
Total				30,024
In January 2014, a common stock warrant was exercised for 909 shares with an exercise price of $1.54 per share.
10. Equity Incentive Plans
2014 Plan
In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units awards ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective January 1, 2015, the compensation committee of the board of directors approved an evergreen increase of 716,285 shares that may be granted in accordance with the terms of the 2014 Plan. As of December 31, 2015, 637,037 shares were available for future issuance under the 2014 Plan.
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
2014 Employment Commencement Incentive Plan
In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. The number of shares of common stock initially reserved for issuance under the Inducement Plan was 650,000 shares. As of December 31, 2015, 256,425 shares were available for issuance under the Inducement Plan.
2014 Employee Stock Purchase Plan
In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. The number of shares of common stock initially reserved for issuance under the ESPP was 145,454 shares. Effective January 1, 2015, the board of directors approved an evergreen increase of 179,071 shares that may be granted in accordance with the terms of the ESPP. As of December 31, 2015, 79,537 shares of common stock have been issued to employees participating in the ESPP, and 244,988 shares were available for issuance under the ESPP.
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
In connection with the Board of Directors and stockholders approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of December 31, 2015, a total of 974,196 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, was classified as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,404	$570	$351
General and administrative	1,579	1,480	702
Total	$2,983	$2,050	$1,053
A summary of stock option activity is as follows:

		Outstanding Options
	Shares Available for grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2013	47,762	1,340,433	$5.72
Additional shares reserved	163,636	—
Options granted	(168,231)	168,231	$5.28
Options exercised	—	(19,004)	$3.65		$65
Options forfeited	75,673	(75,673)	$6.21
Option expired	8,437	(8,437)	$5.55
Balance, December 31, 2013	127,277	1,405,550	$5.68
Additional shares reserved	1,190,908	—
Shares reserved for the 2014 Employment Commencement Incentive Plan	650,000	—
Options granted	(876,163)	876,163	$10.15
RSUs granted	(168,200)	—
Options exercised	—	(208,693)	$3.38		$1,704
Options forfeited	187,648	(187,648)	$6.29
Balance, December 31, 2014	1,111,470	1,885,372	$7.95
Additional shares reserved	716,285	—
Options granted	(929,100)	929,100	$7.95
Options exercised	—	(190,128)	$5.54		$923
Options forfeited	237,007	(237,007)	$10.22
RSUs granted	(291,525)	—
RSUs cancelled	49,325	—
Balance, December 31, 2015	893,462	2,387,337	$7.92	7.61	$293
At December 31, 2015:
Vested and exercisable		981,797	$7.64	6.30	$249
Vested and expected to vest		2,238,972	$7.86	7.67	$292

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Options Outstanding		Vested and Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Number of Options	Weighted-Average Exercise Price
$1.65 - $4.73	240,519	5.94	204,615	$4.55
$5.53- $5.86	324,250	9.50	23,888	$5.53
$6.60	34,620	7.74	19,952	$6.60
$6.93	241,162	5.33	218,890	$6.93
$6.99- $7.08	277,650	9.69	12,277	$6.99
$7.26	286,535	6.16	175,681	$7.26
$8.04- $9.21	334,800	8.78	93,521	$8.45
$9.24- $10.44	336,252	8.27	100,395	$9.77
$11.78 - $12.22	257,189	5.73	109,768	$11.99
$14.89	54,360	8.48	22,810	$14.89
	2,387,337	7.61	981,797	$7.64
Stock Options Granted to Employees and Non-Employee Directors
During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options to employees and directors to purchase 929,100, 876,163 and 168,231 shares, respectively, of common stock under the stock plans with a weighted-average estimated grant-date fair value of $5.02, $6.41 and $3.74 per share, respectively. As of December 31, 2015, there were unrecognized compensation costs of $5,922,000 related to outstanding employee and non-employee director stock options, which are expected to be recognized over a weighted-average period of 3.0 years.
The Company estimated the fair value of stock options using the Black-Scholes option valuation model for options with time-based vesting terms. The Black-Scholes model requires the input of subjective assumptions, including (a) the expected term of the award, (b) the expected stock price volatility, (c) the risk-free interest rate and (d) expected dividends. The estimated fair value of these employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following weighted-average assumptions:

	Year Ended
	2015	2014	2013
Expected term	5.4–6.0 years	5.3–6.1 years	5.4–6.1 years
Expected volatility	65%–75%	67%–77%	68%–69%
Risk-free interest rate	1.5%–1.9%	1.7%–2.0%	1.2%–1.7%
Expected dividend yield	0%	0%	0%
The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Prior to the Company's IPO in March 2014, due to the Company’s limited operating history and company specific stock price volatility data, the Company based its estimate of expected volatility on the historical price volatility of a group of similar companies that are publicly traded. Beginning in 2014 the Company began to include the historical price volatility of its own stock, along with data for the group of similar companies, to estimate expected volatility. When selecting these public companies to use in estimating its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.
During the years ended December 31, 2014 and 2013, the Company issued 168,977 and 23,770 options to purchase common stock, respectively, that vests upon the achievement of market-based common stock price targets. The fair value was estimated at the grant date using a Monte-Carlo simulation model. The Monte-Carlo simulation model requires the use of a range of assumptions. The range of risk-free interest rates was 2.2% to 2.8%, expected volatility rates ranged from 60% to 70% and the dividend rate was 0%. The expected life assumption is not used in the Monte-Carlo simulation model, but the output of the model indicated an expected life of 2.9 to 6.3 years. The associated stock-based compensation expense is being recognized on a graded basis over the implicit service period derived from that simulation model.

Forfeitures of unvested grants are estimated at the time of the grant. The estimated rate of forfeitures is re-evaluated periodically and adjusted as necessary. Ultimately, the actual expense recognized will be only for those options that vest.
Restricted Stock Units Granted to Employees and Non-Employee Directors
During the years ended December 31, 2015 and 2014, the Company granted restricted stock units ("RSUs") to employees to purchase 291,525 and 168,200 shares of common stock, respectively, under the stock plans with a weighted-average estimated grant-date fair value of $7.76 and $9.33 per share, respectively. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of December 31, 2015, there were unrecognized compensation costs of $2,682,000 related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 3.29 years.
A summary of RSU activity is as follows:

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2013	—	$—
RSUs granted	168,200	$9.33
Balance, December 31, 2014	168,200	$9.33	$2,195
RSUs granted	291,525	$7.76
RSUs released	(38,376)	$9.42
RSUs cancelled	(49,325)	$9.80
Balance, December 31, 2015	372,024	$8.02	$2,135
11. Income Taxes
A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year ended December 31,
	2015	2014	2013
Statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefits	(3.62)%	5.04%	7.10%
Stock-based compensation	(1.20)%	(0.76)%	(0.81)%
Credits	3.30%	3.21%	7.65%
Other	(0.54)%	(1.74)%	(0.01)%
Valuation allowance	(31.94)%	(39.75)%	(47.93)%
Effective tax rate	—%	—%	—%
The tax effects of temporary differences and carryforwards that give rise to our deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$57,558	$51,039
Research and development credit	8,531	7,680
Intangible assets	1,994	2,293
Depreciation	195	120
Other	2,396	1,567
Gross Deferred tax assets	70,674	62,699
Less: valuation allowance	(70,674)	(62,699)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $7,975,000, $7,950,000 and $6,295,000 during the years ended December 31, 2015, 2014 and 2013, respectively.
The Company had federal and state net operating loss carryforwards of approximately $153,649,000 and $98,459,000, respectively, at December 31, 2015. The federal and state net operating loss carryforwards are available to reduce future taxable income, if any. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2023 and 2016, respectively. The Company also had federal and state research and development credit carryforwards of approximately $6,915,000 and $4,126,000, respectively, at December 31, 2015. The federal research and development credits will begin to expire in 2025. The state research and development credits can be carried forward indefinitely.
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
The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$—	$—	$—
Increase related to current year tax provision	162	—	—
Increase related to prior year tax provision	795	—	—
Balance at end of year	$957	$—	$—
The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $820,000 and $678,000 as of December 31, 2015 and 2014. Given the Company’s valuation allowance, the uncertain tax positions would not impact the effective tax rates.
The Company has elected to include interest and penalties as a component of tax expense. There was no interest or penalties accrued related to uncertain tax positions as of December 31, 2015.
12. Employee Benefit Plan
In 2003, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 100% of their compensation, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. In December 2010, the Company approved a plan to provide matching contributions equal to 50% of employees’ contributions, up to 6% of annual earnings, starting in January 2011. In December 2015, the Company has changed the plan to increase its 401(k) match to 50% of employees' contributions, up to 8% of annual earnings, starting in January 2016. Company's contributions were $255,000, $184,000 and $152,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
14. Restructuring Charges

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
15. Selected Unaudited Quarterly Financial Data
The following tables show a summary of the Company’s unaudited quarterly financial data for each of the four quarters of 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Contract revenue	$4,664	$4,476	$12,041	$4,880
Operating expenses	$15,548	$13,006	$12,970	$11,110
Interest and other income (expense), net	$(382)	$(232)	$43	$51
Net loss	$(11,266)	$(8,762)	$(886)	$(6,179)
Basic and diluted net loss per common share (1)	$(0.61)	$(0.48)	$(0.05)	$(0.34)

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Contract revenue	$4,259	$4,520	$5,203	$5,988
Operating expenses	$9,140	$12,853	$8,541	$9,222
Interest and other income (expense), net	$27	$21	$(217)	$(221)
Net loss	$(4,854)	$(8,312)	$(3,555)	$(3,455)
Basic and diluted net loss per common share(1)	$(0.27)	$(0.47)	$(0.20)	$(1.00)
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Attestation Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation," and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the heading “Principal Accounting Fees and Services,” and is incorporated herein by reference.

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

Date: March 15, 2016	ACHAOGEN, INC.
	By:	/s/ Kenneth J. Hillan
Kenneth J. Hillan, M.B., Ch.B.
President and Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Kenneth J. Hillan, M.B., Ch.B. and Zeryn Sarpangal his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth J. Hillan	President, Chief Executive Officer and Director	March 15, 2016
Kenneth J. Hillan, M.B., Ch.B.	(Principal Executive Officer)
/s/ Zeryn Sarpangal	Vice President of Human Resources and Corporate Affairs	March 15, 2016
Zeryn Sarpangal	(Principal Financial and Accounting Officer)
/s/ Bryan E. Roberts	Chairman of the Board of Directors	March 15, 2016
Bryan E. Roberts, Ph.D.
/s/ Alan B. Colowick	Director	March 15, 2016
Alan B. Colowick, M.P.H., M.D.
/s/ John C. Doyle	Director	March 15, 2016
John C. Doyle
/s/ Michael Fischbach	Director	March 15, 2016
Michael Fischbach, Ph.D.
/s/ Kent E. Lieginger	Director	March 15, 2016
Kent E. Lieginger, Pharm.D.
/s/ John W. Smither	Director	March 15, 2016
John W. Smither
/s/ Gregory Stea	Director	March 15, 2016
Gregory Stea
/s/ Christopher T. Walsh	Director	March 15, 2016
Christopher T. Walsh, Ph.D.

EXHIBIT INDEX

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Form of Common Stock Certificate	S-1/A	333-193559	2/25/2014	4.1
4.2	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.3	Warrant issued to Silicon Valley Bank on November 1, 2011.	S-1	333-193559	1/24/2014	4.5
4.4	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.5	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
10.1(A)†	License Agreement, dated January 25, 2006, by and between the registrant and Ionis Pharmaceuticals, Inc.	S-1/A	333-193559	2/27/2014	10.5(A)
10.1(B)†	Letter Agreement, dated January 25, 2006, by and between the registrant and Ionis Pharmaceuticals, Inc.	S-1	333-193559	1/24/2014	10.5(B)
10.2(A)†	Development Services Agreement, dated August 19, 2013, by and between the registrant and ARK Diagnostics, Inc.	S-1/A	333-193559	2/27/2014	10.6
10.2(B)†	Amendment No. 1 dated April 1, 2014 to the Development Services Agreement dated August 19, 2013 by and between the registrant and ARK Diagnostics, Inc.	10-K/A	001-36323	4/13/2015	10.2(B)
10.3(A)†	Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.	S-1/A	333-193559	2/27/2014	10.7(A)
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
		10-K/A	001-36323	4/13/2015	10.3(M)
10.3(N)
Modification 0015, dated May 12, 2014, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		10-K/A	001-36323	4/13/2015	10.3(N)
10.3(O)
Modification 0016, dated July 10, 2014, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		10-K/A	001-36323	4/13/2015	10.3(O)
10.3(P)
Modification 0017, dated July 18, 2014, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		10-K/A	001-36323	4/13/2015	10.3(P)
10.3(Q)
Modification 0018, dated December 17, 2014, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
		10-K/A	001-36323	4/13/2015	10.3(Q)
10.3(R)	Modification 0019, dated January 6, 2015, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated January August 30, 2010	10-Q	001-36323	5/11/2015	10.1

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number

10.3(S)†	Modification 0020, dated April 6, 2015, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010	10-Q	001-36323	8/10/2015	10.1
10.3(T)†	Modification 0021, dated July 8, 2015, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010	10-Q	001-36323	11/5/2015	10.1
10.3(U)†	Modification 0022, dated September 11, 2015, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010	10-Q	001-36323	11/5/2015	10.2
10.4	Loan and Security Agreement, dated November 1, 2011, by and among the registrant, Oxford Finance LLC and Silicon Valley Bank.	S-1	333-193559	1/24/2014	10.8
10.5	Third Amended and Restated Investors’ Rights Agreement, dated March 6, 2013, by and among the registrant and certain stockholders.	S-1	333-193559	1/24/2014	10.15
10.6(A)	Amended and Restated Lease Agreement, dated December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(A)
10.6(B)	Letter Agreement, dated January 4, 2011, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(B)
10.6(C)	Letter Agreement, dated June 15, 2011, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(C)
10.6(D)	First Amendment, dated April 1, 2013, to that certain Amended and Restated Lease Agreement, dated December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(D)
10.6(E)	Second Amendment, dated June 28, 2013, to that certain Amended and Restated Lease Agreement, dated as of December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(E)
10.7(A)#	Achaogen, Inc. Amended and Restated 2003 Stock Plan, as amended.	S-8	333-195348	4/17/2014	99.1
10.7(B)#	Amendment to Amended and Restated 2003 Stock Plan, as amended.	10-K	001-36323	3/16/2015	10.8(B)
10.7(C)#	Form of Stock Option Agreement under Achaogen, Inc. Amended and Restated 2003 Stock Plan.	S-1	333-193559	1/24/2014	10.1(B)
10.8(A)#	Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-8	333-195348	4/17/2014	99.3
10.8(B)#	Form of Stock Option Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-1/A	333-193559	2/12/2014	10.2(B)
10.8(C)#	Form of Restricted Stock Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-1/A	333-193559	2/12/2014	10.2(C)
10.8(D)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.					X
10.9#	Achaogen, Inc. 2014 Employee Stock Purchase Plan.	S-8	333-195348	4/17/2014	99.7
10.10(A)#	Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/16/2015	10.11(A)
10.10(B)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/16/2015	10.11(B)

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number

10.10(C)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Achaogen, Inc. 2014 Employment Commencement Incentive Plan.					X
10.11#	Change in Control Plan	S-1	333-193559	1/24/2014	10.14
10.12#	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	333-193559	2/12/2014	10.3
10.13#	Offer Letter, dated January 24, 2011, by and between the registrant and Kenneth J. Hillan M.B., Ch.B.	S-1	333-193559	1/24/2014	10.10
10.14#	Offer Letter, dated June 24, 2014, by and between the registrant and Ian Friedland, M.D.	10-Q	001-36323	8/11/2014	10.1
10.15#	Offer Letter, dated August 12, 2015, between Achaogen, Inc. and Blake Wise.	10-Q	001-36323	11/5/2015	10.5
10.16#	Offer Letter, dated May 13, 2014, between Achaogen, Inc. and Zeryn Sarpangal.					X
10.17#	Separation Agreement, dated November 4, 2015, by and between Achaogen, Inc. and Derek A. Bertocci.					X
10.18#	Form of Change in Control Severance Agreement	10-Q	001-36323	8/10/2015	10.2
10.19	Loan and Security Agreement, dated August 5, 2015, by and between Achaogen, Inc. and Solar Capital Ltd.	10-Q	001-36323	8/10/2015	10.3
10.20	Success Fee Agreement, dated August 5, 2015, by and between Achaogen, Inc. and Solar Capital Ltd.	10-Q	001-36323	8/10/2015	10.4
12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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