Form 10-Q
period 2016-03-31
Achaogen Inc
filed 2016-05-05
CIK 1301501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 18,408,609 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Achaogen, Inc.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	March 31, 2016	December 31, 2015 (Note 1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,432	$20,287
Short-term investments	30,059	38,444
Contracts receivable	5,066	5,039
Prepaids and other current assets	3,381	1,719
Total current assets	57,938	65,489
Property and equipment, net	1,053	905
Restricted cash	127	127
Deposit and other assets	70	342
Total assets	$59,188	$66,863
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,645	$3,537
Accrued liabilities	5,363	4,927
Loan payable, current portion	500	—
Other current liabilities	233	225
Total current liabilities	12,741	8,689
Loan payable, long-term	14,171	14,536
Other long-term liabilities	432	479
Total liabilities	27,344	23,704
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2016 and December 31, 2015; 18,408,519 and 18,395,219 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	18	18
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Additional paid-in-capital	220,009	219,182
Accumulated deficit	(188,190)	(175,993)
Accumulated other comprehensive income (loss)	7	(48)
Total stockholders’ equity	31,844	43,159
Total liabilities and stockholders’ equity	$59,188	$66,863
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Operations
(In thousands except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Contract revenue	$5,849	$4,880
Operating expenses
Research and development	13,893	7,879
General and administrative	3,777	3,231
Total operating expenses	17,670	11,110
Loss from operations	(11,821)	(6,230)
Interest expense	(438)	—
Other income, net	62	51
Net loss	$(12,197)	$(6,179)
Basic and diluted net loss per common share	$(0.66)	$(0.34)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	18,398,288	17,998,390
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(12,197)	$(6,179)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	55	28
Total comprehensive loss	$(12,142)	$(6,151)
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,197)	$(6,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	99
Amortization of premium on short-term investments	160	167
Stock-based compensation expense	827	761
Change in derivative liability	12	—
Non-cash interest expense relating to loan payable	135	—
Change in operating assets and liabilities:
Contracts receivable	(27)	762
Prepaids and other assets	(1,390)	(30)
Accounts payable and accrued liabilities	3,544	1,813
Other liabilities	(51)	(29)
Net cash used in operating activities	(8,866)	(2,636)
Cash flows from investing activities:
Purchase of property and equipment	(269)	(22)
Purchase of short-term investments	—	(1,997)
Maturities of short-term investments	8,280	7,943
Net cash provided by investing activities	8,011	5,924
Cash flows from financing activities:
Proceeds from issuance of common stock in conjunction with equity incentive plans	—	764
Net cash provided by financing activities	—	764
Net increase (decrease) in cash and cash equivalents	(855)	4,052
Cash and cash equivalents, beginning of period	20,287	18,881
Cash and cash equivalents, end of period	$19,432	$22,933
Supplemental disclosures of cash flow information
Interest paid	$303	$—
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
March 31, 2016
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Basis of Presentation and Consolidation
Achaogen, Inc. (together with its consolidated subsidiary, the "Company") is a clinical-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of novel antibacterial drugs to treat multi-drug resistant gram-negative infections. The Company is developing plazomicin, its lead product candidate, for the treatment of serious bacterial infections due to multi-drug resistant Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae ("CRE"). The Company’s Phase 3 study of plazomicin in the treatment of patients with complicated urinary tract infections ("cUTI") and acute pyelonephritis ("AP"), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study supporting a new drug application ("NDA") for plazomicin in the United States. In addition, the Company is completing a Phase 3 study of plazomicin, entitled CARE (Combating Antibiotic Resistant Enterobacteriaceae), which is a resistant pathogen-specific trial designed to evaluate the efficacy and safety of plazomicin in patients with certain infections due to CRE.
The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all of its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.
On April 7, 2015, the Company filed a Registration Statement on Form S-3, declared effective by the SEC on April 21, 2015, covering the offering of up to $150.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. This Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in an "at-the-market" ("ATM") equity offering pursuant to a sales agreement with Cowen and Company, LLC. As of March 31, 2016, the Company had sold 197,838 shares pursuant to its ATM equity offering program at a weighted-average price of $7.05 per share for aggregate offering proceeds of $1.4 million and aggregate net proceeds of $1.3 million, after deducting the sales commissions and offering expenses.
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
The Company has incurred losses and negative cash flows from operations every year since its inception. As of March 31, 2016, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $49.5 million and an accumulated deficit of approximately $188.2 million. Management expects to continue to incur additional substantial losses for the foreseeable future as a result of the Company's research and development activities, and the amounts of unrestricted cash, cash equivalents and short-term investments held at March 31, 2016 are not sufficient to fund projected levels of expenditures during 2016 without securing additional funding sources. Management is currently evaluating different options for the raising of additional funds through equity or debt financing arrangements, government contracts and/or third party collaboration funding, however, there can be no assurance that such funding sources will be available at terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
The lack of financial resources to fund projected negative cash flows and the resultant need to raise substantial additional funding in the near term in order to sustain operations raise substantial doubt as to the Company's ability to continue as a going concern.
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
Cash and Cash Equivalents
Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of March 31, 2016 and December 31, 2015, cash and cash equivalents consisted of bank deposits, cash, and investments in money market funds.
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
Restricted Cash
At March 31, 2016 and December 31, 2015, the Company had long-term restricted cash of $127,000. The restricted cash, which consists of a money market account with one of the Company’s financial institutions, serves as collateral for a letter of credit provided as a security deposit under the Company’s facility lease. The facility lease expires on April 14, 2017.

Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company has one operating segment.
Customer Concentration
For the three-months periods ended March 31, 2016 and 2015, the Company’s revenue has been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of March 31, 2016 and December 31, 2015, the Company has not experienced any credit losses in such accounts or investments.
Revenue Recognition
The Company recognizes revenue when: (i) evidence of an arrangement exists, (ii) fees are fixed or determinable, (iii) services have been delivered, and (iv) collectability is reasonably assured. The Company currently generates revenue entirely from government contracts. Government contracts are agreements that provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from government contracts is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the government contracts have been met. Costs of contract revenue are recorded as a component of operating expenses in the Company's consolidated statement of operations.
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
In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. This guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the potential effects of this ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU No 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential effects of this ASU on its consolidated financial statements.
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

For the three-month periods ended March 31, 2016 and 2015, all potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. Below are listed the potentially dilutive securities outstanding as of March 31, 2016 and 2015:

	March 31,
	2016	2015
Options to purchase common stock	2,793,404	1,993,555
Restricted stock units	495,274	—
Warrants to purchase common stock	30,024	30,024
Warrants outstanding as of March 31, 2016 have an exercise price of $11.99.
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
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that are measured at estimated fair value on a recurring basis consist of a derivative liability in connection with loan payable.

As of March 31, 2016 and December 31 2015, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$1,625	$—	$—	$1,625
Level 1:
Restricted cash	127	—	—	127
Money market funds	17,807	—	—	17,807
Subtotal	17,934	—	—	17,934
Level 2:
Corporate debt securities	26,049	7	(2)	26,054
Commercial paper	1,999	—	—	1,999
U.S. Treasury bills	2,004	2	—	2,006
Subtotal	30,052	9	(2)	30,059
	$49,611	$9	$(2)	$49,618
Reported as:
Cash and cash equivalents				$19,432
Short-term investments				$30,059
Restricted cash				$127

Liabilities, Level 3:
Derivative liability in connection with loan payable				$387

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$1,013	$—	$—	$1,013
Level 1:
Restricted cash	127	—	—	127
Money market funds	19,274	—	—	19,274
Subtotal	19,401	—	—	19,401
Level 2:
Corporate debt securities	34,490	—	(47)	34,443
Commercial paper	1,997	—	—	1,997
U.S. Treasury bills	2,005	—	(1)	2,004
Subtotal	38,492	—	(48)	38,444
Total	$58,906	$—	$(48)	$58,858
Reported as:
Cash and cash equivalents				$20,287
Short-term investments				$38,444
Restricted cash				$127

Liabilities, Level 3:
Derivative liability in connection with loan payable				$375

All available-for-sale securities held as of March 31, 2016 had maturities greater than three months, but less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of corporate debt obligations that were in unrealized loss positions totaled $10.2 million as of March 31, 2016. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such corporate debt obligations and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month period ended March 31, 2016.
Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the "Success Fee") if the Company obtains approval to market plazomicin from the Food and Drug Administration (the "FDA"). If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee, approximately $375,000 at December 31, 2015, is recorded as a derivative liability and included in other long-term liabilities on the accompanying condensed consolidated balance sheet. The estimated fair value of the derivative liability as of March 31, 2016 increased by $12,000 to $387,000 from December 31, 2015, which amount is recorded as other income, net for the three months ended March 31, 2016.
The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. upon FDA approval to market plazomicin, and ii) a discount rate of 13% which was derived from the Company's estimated cost of debt. The estimated fair value of the derivative liability is most sensitive to the probability of FDA approval. Should the probability of FDA approval change by 5%, the fair value of the derivative liability as of March 31, 2016 would change by approximately $30,000. Any changes in the estimated fair value will result in an entry to other income, net.
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy were as follows for the three months ended March 31, 2016 (in thousands):

Balance at December 31, 2015	$375
Increase in estimated fair value	12
Balance at March 31, 2016	$387

4. Balance Sheet Components
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued clinical and development expenses	$3,161	$2,869
Payroll and related bonus expenses	1,656	1,615
Other	546	443
	$5,363	$4,927
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Derivative liability in connection with loan payable	$387	$375
Deferred rent	45	104
	$432	$479

5. License and Collaboration Agreements
Ionis Pharmaceuticals
In January 2006, the Company entered into a license agreement with Ionis Pharmaceuticals, Inc. (“Ionis”). Ionis granted the Company an exclusive, worldwide license with the right to grant and authorize sublicenses related to the research and development of aminoglycoside products. As an up-front fee, the Company issued 97,402 shares of Series A convertible preferred stock at a fair value of $15.40 per share. This license fee of $1,500,000 was recorded as research and development expense in 2006. In further consideration of this license, and in accordance with the terms of the agreement, the Company is required to make milestone payments with respect to development, regulatory and commercialization milestones, and to pay a percentage of revenue received from sublicensees (if any). All such milestone and sublicense revenue payments may total, in the aggregate, up to but no more than $19,500,000 for the first product and $9,750,000 following the second product commercialized under the agreement with Ionis. The Company is also required to pay additional milestone payments of up to $20,000,000 in the aggregate upon the first achievement of specified threshold levels of annual net sales of all aminoglycoside products in a calendar year. The license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of all licensed products, including plazomicin.
Through March 31, 2016, the Company has compensated Ionis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of March 31, 2016 and December 31, 2015, the Company had no outstanding payments due under the agreement.
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
Biomedical Advanced Research and Development Authority
In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA modified the contract to increase the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin to increase the total committed funding under this contract to $103,808,000. The Company recorded contract revenue of $5,270,000 and $4,841,000 under this agreement during the three-month periods ended March 31, 2016 and 2015, respectively.
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

National Institute of Allergy and Infectious Diseases
In July 2015, the Company was awarded a contract by the National Institute of Allergy and Infectious Diseases ("NIAID") for $1.5 million committed through June 30, 2016, with total funding of up to $4.5 million available if all options are exercised under the contract. In January 2016, an additional committed funding of $0.5 million was added to the awarded funding and the total potential funding was increased to $5.0 million. In April 2016, NIAID modified the contract to exercise an option which increased the total contract committed funding to $4.4 million through February 2018, with total potential funding remaining at $5.0 million if the remaining option is exercised.
In July 2014, the Company was awarded a one-year, $407,000 grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. In July 2015, NIAID extended the grant term through July 31, 2016. The Company recorded contract revenue of $579,000 and $39,000 under these agreements during the three-month periods ended March 31, 2016 and 2015, respectively.
7. Borrowings
Solar Capital Ltd. Loan Agreement
On August 5, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. (the “Lender”) pursuant to which the Lender agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019, subject to certain conditions to funding. An initial $15.0 million term loan was funded at closing on August 5, 2015, and funding of an additional $10.0 million term loan is contingent upon the Company receiving at least $25.0 million in net proceeds from the sale of its common stock by no later than August 15, 2016. Borrowings under the term loans bear interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The Company is currently required to make interest-only payments through February 2017 and, beginning on March 1, 2017, the Company is required to make monthly payments of interest plus equal monthly payments of principal over a term of 30 months. If the Company receives $35.0 million in net proceeds from the sale or issuance of stock, convertible subordinated notes, collaboration agreements, grants or research or development contracts and achieves 50% enrollment in its Phase 3 cUTI trial (the "Funding/Development Conditions"), in each case prior to March 1, 2017, the Company will be permitted to make interest-only payments through August 2017, rather than February 2017 and, beginning on September 1, 2017 the Company would be required to make monthly payments of interest plus equal monthly payments of principal over a term of 24 months. The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property (which is subject to a negative pledge) and contains customary affirmative and negative covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 4% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There were no financial covenants attached to the loan. The Loan Agreement included a closing fee of $250,000 which was paid at closing, and the Company is obligated to pay a fee equal to 8% of the term loans funded upon the earliest to occur of the maturity date, the acceleration of the term loans or the voluntary prepayment of the term loans. The cost of these fees is being amortized as interest expense over the term of the loan using the effective-interest method. The Company may voluntarily prepay all, but not less than all, of the outstanding term loans. The Loan Agreement contains customary representations, warranties and covenants. In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable.
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

If the Funding/Development Conditions are not achieved prior to March 1, 2017, future principal debt payments on the currently outstanding term loan are payable as follows (in thousands):

March 31, 2016
2016	$—
2017	5,000
2018	6,000
2019	4,000
Total principal payments	15,000
Final fee due at maturity in 2019	1,200
Total principal and final fee payments	16,200
Unamortized discount and debt issuance costs	(1,529)
Less current portion	(500)
Loan payable, long-term	$14,171

The obligation includes a final fee of $1,200,000, representing 8% of the term loan currently funded, which accretes over the life of the loan as interest expense. The Company recorded interest expense related to the loan of $438,000 for the three-month period ended March 31, 2016.

8. Stockholders' Equity
On April 7, 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.
In September 2015, the Company sold 197,838 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $7.05 per share for gross proceeds of $1.4 million and net proceeds of $1.3 million after deducting the sales commissions and offering expenses. As of March 31, 2016, $28.6 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
Equity Incentive Plans
2014 Plan
In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective, January 1, 2016, the compensation committee of the board of directors approved an evergreen increase of 735,808 shares that may be granted in accordance with the terms of the 2014 Plan. As of March 31, 2016, 803,978 shares were available for future issuance under the 2014 Plan.
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
2014 Employment Commencement Incentive Plan
In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, RSUs, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of March 31, 2016, a total of 1,150,000 shares of common stock have been authorized under the Inducement Plan, including the additional 500,000 shares that became available resulting from an amendment adopted by the board of directors as of March 17, 2016. As of March 31, 2016, 782,675 shares were available for future issuance under the Inducement Plan.
2014 Employee Stock Purchase Plan
In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective, January 1, 2016, the compensation committee of the board of directors approved an evergreen increase of 183,952 shares that may be granted in accordance with the terms of the ESPP. As of March 31, 2016, 79,537 shares of common stock have been issued to employees participating in the ESPP, and 428,940 shares are available for issuance under the ESPP.
Amended and Restated 2003 Stock Plan
The Company’s Amended and Restated 2003 Stock Plan (the "2003 Plan"), provided for the granting of incentive and non-statutory stock options to employees, directors and consultants at the discretion of the board of directors. The Company granted options under its 2003 Plan until January 2014 and it was terminated as to future awards in March 2014, although it continues to govern the terms of options that remain outstanding under the 2003 Plan.
Options granted under the 2003 Plan expire no later than 10 years from the date of grant. Options granted under the 2003 Plan vest over periods determined by the board of directors, generally over four years.
The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of March 31, 2016 and December 31, 2015 there were no shares subject to repurchase relating to the early exercise of options.
In connection with the board of directors and stockholders approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of March 31, 2016, a total of 966,898 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.
The following table summarizes stock option activity under the stock plans and related information:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2015	893,462	2,387,337	$7.92	7.61
Additional shares authorized	1,235,808	—
Options granted	(523,100)	523,100	$3.65
Options exercised	—	—	$—
Options cancelled	117,033	(117,033)	$9.52
RSUs granted	(163,900)	—
RSUs cancelled	27,350	—
Balance at March 31, 2016	1,586,653	2,793,404	$7.05	7.92
Stock-based compensation expense recognized for stock options granted to employees and non-employee directors in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three-Month Periods Ended March 31,
	2016	2015
Research and development	$454	$312
General and administrative	373	449
Total	$827	$761

As of March 31, 2016, approximately $6,316,000 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.00 years.
The estimated grant date fair value of employee stock options with time-based vesting terms was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (years)	6.0 years	6.0 years
Expected volatility	73%	70%
Risk-free interest rate	1.4%	1.5%-1.8%
Expected dividend yield	—	—
Restricted Stock Units Granted to Employees
During the three-month period ended March 31, 2016, the Company granted RSUs to employees to receive 163,900 shares of common stock under the Company's stock plans with a weighted-average estimated grant-date fair value of $3.65 per share. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of March 31, 2016, there were unrecognized compensation costs of $3,019,000 related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 3.60 years.
A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	372,024	$8.02	$2,135
RSUs granted	163,900	$3.65
RSUs released	(13,300)	$10.97
RSUs cancelled	(27,350)	$7.50
Balance, March 31, 2016	495,274	$6.53	$1,367
During the three months ended March 31, 2016, the Company granted options to purchase an aggregate of 199,750 shares of common stock and 47,425 RSUs that vest upon the achievement of market-based common stock price targets. The fair values of these options and RSUs were estimated at the grant date using a Monte-Carlo simulation model. The Monte-Carlo simulation model requires the use of a range of assumptions. The risk-free interest rate was 1.76%, expected volatility rate was 70% and the dividend rate was 0%. The expected life assumption is not used in Monte-Carlo simulation model, but the output of the model indicated an expected time to vest of 3.0 to 6.0 years. The associated stock-based compensation expense is being recognized on a straight-line basis over the implicit service period (expected time to vest) derived from that simulation model. The Company did not issue any performance based options to purchase common stock, or RSUs during the three months ended March 31, 2015.
9. Commitments
In July 2015, the Company entered into an agreement with its pharmaceutical contract manufacturing organization that obligates it to make a total of $1.5 million of nonrefundable advance payments for the reservation of facilities and resources, plus procurement of long lead raw materials, to produce plazomicin for regulatory commercial validation.  Such advance payments are initially capitalized as prepaid and other current assets and are being recognized as research and development expenses as goods are delivered and services are performed.  The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. As of March 31, 2016, the Company had recorded $1.4 million as prepaid and other current assets related to this agreement. Through March 31, 2016, the Company has recognized $125,000 as research and development expenses. The final payment of $500,000 is recorded in accounts payable as of March 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our development plan for plazomicin includes two Phase 3 clinical trials. The first study, a Phase 3 trial of plazomicin for the treatment of patients with complicated urinary tract infections (“cUTI”) and acute pyelonephritis (“AP”), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. The Phase 3 EPIC trial is a randomized, double blind, active controlled study in patients with cUTI and AP and allows broad enrollment of patients with gram-negative infections. We have reached agreement with the U.S. Food and Drug Administration ("FDA") that this non-inferiority trial comparing plazomicin to meropenem with a 15% non-inferiority margin and a corresponding sample size of approximately 530 patients, is acceptable. The first patient was enrolled in the Phase 3 EPIC trial in January 2016. We expect top-line results for our Phase 3 EPIC trial in the first quarter of 2017 and expect to submit an NDA for plazomicin in the second half of 2017, with a planned commercial launch of plazomicin in the U.S. in 2018, if our NDA is approved.
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
The second ongoing study, our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial is a resistant pathogen-specific trial designed to evaluate the efficacy and safety of plazomicin in patients with infections due to CRE. We believe our Phase 3 CARE trial will provide important data about plazomicin's potential in treating patients with CRE infections, where there are limited treatment options currently available. The Phase 3 CARE trial is funded in part with a contract from the Biomedical Advanced Research and Development Authority ("BARDA"), an agency of the U.S. Department of Health and Human Services.
We expect top-line data results from our Phase 3 CARE study in the first half of 2017 and we expect to enroll up to 100 patients in the Phase 3 CARE study. We plan to submit the Phase 3 CARE study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial and to submit the results to a peer-reviewed journal and for presentation at a medical meeting in 2017. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform use of plazomicin in the treatment of patients with CRE infections.

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
Since commencing operations in 2004, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these functions. In addition to plazomicin, our research team is focused on discovering medicines with novel mechanisms of action for serious infections caused by gram-negative bacteria, including MDR Pseudomonas aeruginosa and MDR Acinetobacter baumannii. We are taking a multifaceted approach to identify new antibacterial agents through our research. Our goal is to file an investigational new drug application (“IND”) from our research programs in 2017.
Since our inception, we have financed our operations with the proceeds of our initial public offering ("IPO") of common stock, proceeds from sales of our common stock through our at-the-market ("ATM") equity offering program, funding under our contracts with government agencies, private placements of our equity securities and certain debt-related financing arrangements. Currently, our plazomicin program is funded in part with a contract from BARDA. We estimate that our Phase 3 EPIC trial will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via sources such as government contracts and grants as well as issuances of debt and equity. Approximately $15 million of this funding has been provided by a term loan from Solar Capital Ltd. and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions. Our other programs are currently funded primarily with company funds, although we also received a relatively small grant in 2014 from the U.S. National Institutes of Health (the “NIH”) for $0.4 million and another contract for $4.4 million in 2015 from the National Institute of Allergy and Infectious Diseases ("NIAID"), with additional funding of up to $0.6 million available from NIAID if all options are exercised. Historically, our preclinical programs have received funding support from organizations in addition to the NIH and NIAID, such as the U.S. Department of Defense and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.
On March 17, 2014, we completed our IPO of common stock. We sold 6,900,000 shares of our common stock, which included 900,000 shares issued as a result of the underwriters exercising their over-allotment option in full. We received cash proceeds of approximately $73.9 million from the IPO, net of underwriting commissions and related expenses.
On April 7, 2015, we entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. As of March 31, 2016, we had sold 197,838 shares under the Sales Agreement at an average price of $7.05 per share and we received aggregate cash proceeds of $1.3 million, after deducting the sales commissions and offering expenses.
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million subject to certain conditions to funding, $15.0 million of which was provided to us on August 5, 2015.
We have never been profitable and have incurred net losses in each year since the commencement of our operations. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and associated general and administrative costs. We expect to incur substantial losses from operations in the foreseeable future as we advance plazomicin and other product candidates through preclinical and clinical development, seek regulatory approval, and prepare for, and, if approved, proceed to commercialization. In particular, in January 2016 we enrolled our first patient in our pivotal Phase 3 EPIC trial which we estimate will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via sources such as government contracts and grants as well as issuances of debt and equity. Approximately $15 million of this funding has been provided by the term loan from Solar Capital and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the BARDA contract, are estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the fourth quarter of 2016. We will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “Liquidity and Capital Resources” and Note 1 of the accompanying unaudited condensed consolidated financial statements and to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information describing the circumstances that lead to the inclusion of this explanatory paragraph.
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
For the three-month periods ended March 31, 2016 and 2015, total revenue recognized under the BARDA contract was $5.3 million and $4.8 million, respectively. Through March 31, 2016, a total of $82.3 million under the BARDA contract has been recorded as revenue, with $21.5 million remaining available from the funding currently committed under the contract.
National Institute of Allergy and Infectious Diseases (NIAID). In July 2014, the Company was awarded a one-year, $407,000 grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. The contract was subsequently modified to extend through July 31, 2016.

In July 2015, the Company was awarded a contract by NIAID for $1.5 million committed through June 30, 2016, with total funding of up to $4.5 million available if all options are exercised under the contract. In January 2016, an additional committed funding of $0.5 million was added to the awarded funding and the total potential funding was increased to $5.0 million. In April 2016, NIAID modified the contract to exercise an option which increased the total contract committed funding to $4.4 million through February 2018, with total potential funding remaining at $5.0 million if the remaining option is exercised.

For the three-month periods ended March 31, 2016 and 2015, total revenue recognized under the NIAID contracts was $579,000 and $39,000, respectively.
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
We expect to continue to incur substantial expenses for the foreseeable future related to our R&D activities as we continue research programs and the development of our product candidates. In particular, we expect our research and development costs associated with our plazomicin program to increase significantly as our Phase 3 EPIC and CARE trials progress. Since product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of research and clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect that our R&D expenses will increase in the future. In particular, in January 2016 we enrolled our first patient in our pivotal Phase 3 EPIC trial which we estimate will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via sources such as government contracts and grants as well as issuances of debt and equity. Approximately $15 million of this funding has been provided by a term loan from Solar Capital and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D. We anticipate general and administrative expenses will continue to increase in future periods, reflecting an expanding infrastructure.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
During the three-month period ended March 31, 2016, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
Comparison of the Three-Month Periods Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Contract revenue	$5,849	$4,880	$969
Operating expenses:
Research and development	13,893	7,879	6,014
General and administrative	3,777	3,231	546
Loss from operations	(11,821)	(6,230)	(5,591)
Interest expense	(438)	—	(438)
Other income, net	62	51	11
Net loss	$(12,197)	$(6,179)	$(6,018)
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $0.9 million to $5.8 million in the three-month period ended March 31, 2016 from $4.9 million in the comparable period in 2015. This increase was primarily due to an increase in research and development services performed under our NIAID contract.
Research and Development Expenses
R&D expenses increased $6.0 million to $13.9 million in the three-month period ended March 31, 2016 from $7.9 million in the comparable period in 2015. This was primarily due to increases of $4.3 million in the external expenses related to our plazomicin program, mainly attributable to the Phase 3 EPIC trial of plazomicin, $1.5 million in personnel and overhead related costs as net headcount increased by 19 employees in our research and development organization since 2015 and $0.2 million in consulting and nonclinical costs for research programs other than plazomicin.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Three Months Ended March 31,		Change
	2016	2015
	(in thousands)
Research and development expenses by program:
Plazomicin	$11,263	$5,839	$5,424
Other research programs	2,630	2,040	590
Total research and development expenses	$13,893	$7,879	$6,014
General and Administrative Expenses
General and administrative expenses increased $0.6 million to $3.8 million for the three-month period ended March 31, 2016 from $3.2 million for the comparable period in 2015. The increase in general and administrative expenses was primarily due to an increase of $0.4 million in personnel-related costs and an increase of $0.2 million in professional fees and facility related expenses.
Interest Expense
Interest expense increased $0.4 million for the three-month period ended March 31, 2016 from zero for the comparable period in 2015. The increase was a result of $15.0 million of borrowings under the Solar Capital loan agreement in August 2015.

Other Income, net
Other income, net remained relatively flat for the three-month period ended March 31, 2016 with the comparable period in 2015.
Liquidity and Capital Resources

	Three-Month Periods Ended March 31,
	2016	2015
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(8,866)	$(2,636)
Net cash provided by investing activities	8,011	5,924
Net cash provided by financing activities	—	764
Net increase (decrease) in cash and cash equivalents	$(855)	$4,052
Net cash used in operating activities was $8.9 million for the three-month period ended March 31, 2016. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the three-month period ended March 31, 2016 of $12.2 million was partially offset by non-cash charges of $0.1 million for depreciation and amortization, $0.2 million for amortization of premium on short-term investments and $0.8 million for stock-based compensation and a change in net operating assets and liabilities of $2.1 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities partially offset by a decrease prepaid expenses and other assets, as a result of costs related to preparing for our Phase 3 EPIC trial and the timing of our payments.
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
Net cash provided by investing activities was $8.0 million and $5.9 million for the three-month periods ended March 31, 2016 and 2015, respectively. The net cash provided by investing activities during the three-month period ended March 31, 2016 is primarily a result of maturities of short-term investments of $8.3 million. The net cash provided by investing activities during the three-month period ended March 31, 2015 is a result of maturities in excess of purchases of short-term investments of $5.9 million. Other uses of net cash in both periods resulted from purchases of property, plant and equipment to facilitate our increased R&D activities.
Net cash provided by financing activities was zero and $0.8 million for the three-month periods ended March 31, 2016 and 2015, respectively. The net cash provided by financing activities during the three-month period ended March 31, 2015 were from the proceeds received from stock options exercised.
Plan of Operations and Future Funding Requirements
We expect to incur substantial expenditures in the foreseeable future for research, development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our clinical development of plazomicin. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the BARDA contract, are estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the fourth quarter of the 2016 fiscal year.
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million subject to certain conditions to funding, $15.0 million of which was provided to us on August 5, 2015.

On April 7, 2015, we filed a Registration Statement on Form S-3 (File No. 333-203282), declared effective by the Securities and Exchange Commission (the "SEC") on April 21, 2015 (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in "at the market" offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the "Sales Agreement") on April 7, 2015. In September 2015, we sold 197,838 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $7.05 per share for gross proceeds of $1.4 million and net proceeds of $1.3 million, after deducting the sales commissions and offering expenses. As of March 31, 2016, approximately $148.6 million in securities remained unissued under the Shelf Registration Statement, including up to $28.6 million of common stock available to be sold under the Sales Agreement, subject to certain conditions specified therein.
We do not expect that our current capital resources will be sufficient to enable us to seek marketing approval for plazomicin or commercially launch plazomicin. Additionally, we estimate that our Phase 3 EPIC trial will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017. Approximately $15 million of this funding has been provided by the term loan from Solar Capital Ltd. in August 2015, and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions.
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
There have not been any material changes to our exposure to market risk during the three-month period ended March 31, 2016. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2015 and 2014 and the three months ended March 31, 2016, we derived all of our revenue from government contracts for research and development. Our net losses for the years ended December 31, 2015 and 2014 were $27.1 million and $20.2 million, respectively. Our net losses for the three months ended March 31, 2016 and 2015 were $12.2 million and $6.2 million, respectively. As of March 31, 2016, we had an accumulated deficit of $188.2 million.
We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future as we continue to conduct our Phase 3 EPIC (Evaluating Plazomicin In cUTI) trial of our lead product candidate, plazomicin, in the treatment of complicated urinary tract infections ("cUTI"), our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial of plazomicin in the treatment of infections due to carbapenem-resistant Enterobacteriaceae ("CRE"), seek marketing approval for plazomicin, and continue the development of our other product candidates. Our expenses will also increase substantially if and as we:

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
We currently have no products approved for sale, and since 2007, we have invested a significant portion of our efforts and financial resources in the development of plazomicin. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for and, ultimately, successfully commercialize plazomicin. In early January 2016, we dosed our first patient in our Phase 3 EPIC trial, which we expect to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. In September 2014, we dosed our first patients in our Phase 3 CARE trial, and we expect to stop enrollment in the Phase 3 CARE study when we complete enrollment in the Phase 3 EPIC study. We have not previously completed a clinical trial of plazomicin in patients with CRE infections, and we have no direct clinical evidence that plazomicin is effective in treating CRE infections in humans. Our Phase 2 trial evaluated the efficacy of plazomicin compared with levofloxacin in patients with cUTI. Our ability to develop, obtain regulatory approval for, and successfully commercialize plazomicin effectively will depend on several factors, including the following:

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
Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of, and for the year ended, December 31, 2015. Our only current source of revenue is for services performed for the research and development of our product candidates under government contracts, and we do not expect to generate revenue from product sales until, and unless, we receive regulatory approval of and successfully commercialize plazomicin. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations or significantly curtail our operations to conserve our capital resources. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees.
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
As of March 31, 2016, we had working capital of $45.2 million and unrestricted cash, cash equivalents and short-term investments of $49.5 million. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the Biomedical Advanced Research and Development Authority (“BARDA”) contract, is estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the fourth quarter of the 2016 fiscal year. We will require additional funding to complete both of our Phase 3 trials and we expect our expenses to increase substantially as we initiate our Phase 3 EPIC trial of plazomicin. We estimate that our Phase 3 EPIC trial will necessitate additional Achaogen funding of $45 to $50 million from 2015 through 2017, which we anticipate will be primarily accessed via sources such as government contracts and grants as well as issuances of debt and equity. Approximately $15 million of this funding has been provided by a term loan from Solar Capital Ltd. and an additional $10 million term loan may be available from Solar Capital, subject to certain funding conditions. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin.
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
The first patient in our Phase 3 EPIC trial for plazomicin was enrolled in early January 2016 and we expect top-line results for our Phase 3 EPIC trial in the first quarter of 2017 and expect to submit an NDA for plazomicin in the second half of 2017, with a planned commercial launch of plazomicin in the U.S. in 2018, if our NDA is approved.
The first patient in our Phase 3 CARE trial for plazomicin was enrolled in September 2014 and we expect to enroll up to 100 patients in the Phase 3 CARE study.
We expect top-line data results from our Phase 3 CARE study in the first half of 2017, and to submit the study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial. We also plan to submit the results to a peer-reviewed journal and for presentation at a medical meeting in 2017. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform use of plazomicin in the treatment of patients with CRE infections.
We cannot be certain that our Phase 3 EPIC trial or our Phase 3 CARE trial, or any other future clinical trials for plazomicin, or other product candidates, will progress as expected, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or support continued clinical development of the associated product candidate.
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
Our Phase 3 EPIC trial for plazomicin is subject to a number of specific risks arising from our clinical program and the design of the trial. For example, in our Phase 3 EPIC trial, plazomicin will be compared to meropenem. Although we have completed a Phase 2 clinical trial demonstrating that plazomicin was as effective as a comparator drug in treating cUTI, the results of our completed Phase 2 cUTI trial were based on a comparison to levofloxacin in treating cUTI, not meropenem. This use of a different comparator may cause our Phase 3 EPIC trial results to be unsuccessful or less favorable than anticipated, particularly if meropenem is more effective than levofloxacin in treating patients with cUTI.
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
Because our Phase 3 CARE trial for plazomicin is enrolling patients with rare infections, finding a sufficient number of suitable patients with CRE infections to enroll in the trial has been a significant challenge. In addition, we may face competition in enrolling suitable patients as a result of other companies conducting clinical trials for antibiotic product candidates treating similar infections, resulting in slower than currently anticipated enrollment in our trial. In March 2015, based on discussions with the FDA, we amended the protocol for our Phase 3 CARE trial and these amendments are designed to accelerate the rate of patient enrollment in the Phase 3 CARE trial. We plan to stop enrollment in the Phase 3 CARE study when we expect to complete enrollment in the EPIC study. We may choose to further revise the enrollment protocol, commence new trials in a different patient population, or take other actions that may result in a substantial change in the clinical development program of plazomicin.
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
We are dependent on ARK to develop and manufacture our IVD assay for our Phase 3 CARE trial for plazomicin for the treatment of blood stream infections and pneumonia caused by CRE, and may become dependent on ARK to commercialize such IVD assay.
We are dependent on the sustained cooperation and effort of ARK in the development and manufacture of our IVD assay for plazomicin for our Phase 3 CARE trial for the treatment of blood stream infections and pneumonia caused by CRE, including in the generation of analytical data for regulatory approval of such assay. We have also agreed to negotiate with ARK for a commercialization agreement for the IVD assay, and have agreed that any such commercialization agreement would provide ARK with the first right to commercialize the assay in the United States and the European Union ("EU"), and to manufacture and supply the assay worldwide for commercialization, while we would have the first right to commercialize the assay in any other country or territory, in addition to rights to commercialize the assay in the United States and the EU if ARK elects not to do so. Should we enter into such an agreement with ARK, we will be dependent on ARK with respect to such manufacturing and supply and with respect to commercialization in the United States and the EU. This will reduce our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards with respect to the assay.

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
There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Allergan plc and AstraZeneca plc are developing aztreonam/avibactam for serious infections. Tetraphase Pharmaceuticals, Inc. is developing eravacycline for complicated urinary and intra-abdominal infections, as well as pneumonia. The Medicines Company is developing Carbavance™ for cUTI and various infection types due to CRE. Merck & Co., Inc. is developing imipenem/relebactam for complicated urinary and intra-abdominal infections, and potentially for pneumonia. Zavante Therapeutics, Inc. is developing ZTI-01 for cUTI. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.
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
As of March 31, 2016, we had 65 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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
While the primary patent family covering plazomicin is Achaogen-owned, our development and commercialization of plazomicin is subject to our license agreement with Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.), and a portion of the patent portfolio for our LpxC inhibitor program is in-licensed from UW. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, as well as other material obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing collaborators may have the right to terminate the applicable license in whole or in part. The loss of our license agreement with Ionis Pharmaceuticals, Inc. could materially adversely affect our ability to proceed with the development or potential commercialization of plazomicin as currently planned, while the loss of our license agreement with UW could materially adversely affect our ability to proceed with any development or potential commercialization of our LpxC inhibitor program.
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
As of March 31, 2016 our executive officers, directors, and their respective affiliates beneficially owned approximately 14% of our outstanding voting stock. Accordingly, these stockholders will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 7, 2015, we filed a Registration Statement on Form S-3 (File No. 333-203282), (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in "at the market" offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the "Sales Agreement") on April 7, 2015. In September 2015, we sold 197,838 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $7.05 per share for gross proceeds of $1.4 million. As of March 31, 2016, approximately $148.6 million in securities remained unissued under the Shelf Registration Statement, including up to $28.6 million of common stock available to be sold under the Sales Agreement, subject to certain conditions specified therein. However, as long as our public float (the market value of our common stock owned by non-affiliate stockholders) remains below $75 million (calculated as set forth in Form S-3 and the SEC’s rules and regulations), under the Shelf Registration Statement, we may not offer or sell securities that have a market value greater than one-third of our public float during any 12-month period after March 15, 2016.

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
If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 31, 2016, we have outstanding a total of 18,408,519 shares of common stock.
In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (the "2003 Plan") or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our "2014 Plan"), our 2014 Employment Commencement Incentive Plan (our "Inducement Plan") and our 2014 Employee Stock Purchase Plan (our "ESPP"), in each case, as of March 31, 2016, 5,304,271 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.
As of May 2, 2016, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 30,024 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.
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

Date: May 5, 2016	ACHAOGEN, INC.

	By:	/s/ Kenneth J. Hillan
Kenneth J. Hillan, M.B., Ch. B.
President and Chief Executive Officer (principal executive officer)

Date: May 5, 2016	By:	/s/ Zeryn M. Sarpangal
Zeryn M. Sarpangal
Vice President of Human Resources and Corporate Affairs (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
10.1†
Modification 0023, dated February12, 2016, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
X
10.2#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	10-K	001-36323	3/15/2016	10.8(D)
10.3#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/15/2016	10.10(C)
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan, contract or arrangement.
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

Page 64 of 64