Form 10-Q
period 2016-06-30
Achaogen Inc
filed 2016-08-08
CIK 1301501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of August 2, 2016, there were 26,679,702 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Achaogen, Inc.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	June 30, 2016	December 31, 2015 (Note 1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,649	$20,287
Short-term investments	15,350	38,444
Contracts receivable	8,652	5,039
Prepaids and other current assets	2,501	1,719
Restricted cash	127	—
Total current assets	81,279	65,489
Property and equipment, net	995	905
Restricted cash	—	127
Deposit and other assets	70	342
Total assets	$82,344	$66,863
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,095	$3,537
Accrued liabilities	9,365	4,927
Other current liabilities	207	225
Total current liabilities	15,667	8,689
Loan payable, long-term	24,815	14,536
Warrant liability	3,937	—
Derivative liability	400	375
Other long-term liabilities	14	104
Total liabilities	44,833	23,704
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2016 and December 31, 2015; 26,548,023 and 18,395,219 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	26	18
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Additional paid-in-capital	243,938	219,182
Accumulated deficit	(206,458)	(175,993)
Accumulated other comprehensive income (loss)	5	(48)
Total stockholders’ equity	37,511	43,159
Total liabilities and stockholders’ equity	$82,344	$66,863
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Operations
(In thousands except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contract revenue	$9,144	$12,041	$14,993	$16,921
Operating expenses
Research and development	21,708	10,088	35,601	17,967
General and administrative	3,951	2,882	7,728	6,113
Total operating expenses	25,659	12,970	43,329	24,080
Loss from operations	(16,515)	(929)	(28,336)	(7,159)
Interest expense	(447)	—	(885)	—
Change in warrant and derivative liabilities	(1,382)	—	(1,382)	—
Other income, net	76	43	138	94
Net loss	$(18,268)	$(886)	$(30,465)	$(7,065)
Basic and diluted net loss per common share	$(0.87)	$(0.05)	$(1.55)	$(0.39)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	20,899,297	18,070,045	19,648,792	18,034,416
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(18,268)	$(886)	$(30,465)	$(7,065)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	(2)	—	53	28
Total comprehensive loss	$(18,270)	$(886)	$(30,412)	$(7,037)
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(30,465)	$(7,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	201
Amortization of premium on short-term investments	252	279
Stock-based compensation expense	1,751	1,534
Change in warrant and derivative liabilities	1,382	—
Non-cash interest expense relating to loan payable	279	—
Change in operating assets and liabilities:
Contracts receivable	(3,613)	745
Prepaids and other assets	(510)	(361)
Accounts payable and accrued liabilities	6,996	1,789
Other liabilities	(108)	(51)
Net cash used in operating activities	(23,809)	(2,929)
Cash flows from investing activities:
Purchase of property and equipment	(317)	(378)
Purchase of short-term investments	—	(1,997)
Maturities of short-term investments	22,895	24,824
Net cash provided by investing activities	22,578	22,449
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	25,420	—
Proceeds from issuance of loan payable	10,000	—
Proceeds from issuance of common stock in conjunction with equity incentive plans	173	1,147
Net cash provided by financing activities	35,593	1,147
Net increase in cash and cash equivalents	34,362	20,667
Cash and cash equivalents, beginning of period	20,287	18,881
Cash and cash equivalents, end of period	$54,649	$39,548
Supplemental disclosures of cash flow information
Interest paid	$606	$—
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
June 30, 2016
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.
On June 3, 2016, the Company sold 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock pursuant to Securities Purchase Agreement (the "Purchase Agreement") for aggregate gross proceeds of $25.4 million in connection with a private placement financing transaction (the "Private Placement"). The warrants have an exercise price of $3.66 per share and are exercisable up to five years from the date of issuance.
On April 7, 2015, the Company filed a Registration Statement on Form S-3, declared effective by the SEC on April 21, 2015, covering the offering of up to $150.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. This Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in an "at-the-market" ("ATM") equity offering pursuant to a sales agreement with Cowen and Company, LLC. As of June 30, 2016, the Company had sold 267,520 shares pursuant to its ATM equity offering program at a weighted-average price of $6.29 per share for aggregate offering proceeds of $1.7 million and aggregate net proceeds of $1.6 million, after deducting the sales commissions and offering expenses.
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

The Company has incurred losses and negative cash flows from operations every year since its inception. As of June 30, 2016, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $70.0 million and an accumulated deficit of approximately $206.5 million. Management expects to continue to incur additional substantial losses for the foreseeable future as a result of the Company's research and development activities, and the amounts of unrestricted cash, cash equivalents and short-term investments held at June 30, 2016 are sufficient to fund our current planned operations at least through the beginning of the second quarter of 2017 without securing additional funding sources. Management is currently evaluating different options for the raising of additional funds through equity or debt financing arrangements, government contracts and/or third party collaboration funding, however, there can be no assurance that such funding sources will be available at terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, contracts receivable, prepaid and other current assets, accounts payable, accrued liabilities, and other current liabilities approximate fair value due to their short-term maturities. Short-term investments consist of available-for-sale securities and are carried at fair value. Based upon the borrowing rates (which is a Level 2 input) currently available to the Company for loans with similar terms, the Company believes the carrying amount of the loan payable approximates its fair value. The warrant and derivative liabilities are recorded at estimated fair value with changes in estimated fair value recorded in the Company's statements of operations.
Cash and Cash Equivalents
Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of June 30, 2016 and December 31, 2015, cash and cash equivalents consisted of bank deposits, cash, and investments in money market funds.
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

Restricted Cash
At June 30, 2016 and December 31, 2015, the Company had restricted cash of $127,000. The restricted cash, which consists of a money market account with one of the Company’s financial institutions, serves as collateral for a letter of credit provided as a security deposit under the Company’s facility lease. The facility lease expires on April 14, 2017.
Warrant Liability
On June 3, 2016, the Company issued 1,999,999 warrants to purchase shares of its common stock in connection with the Private Placement. Each warrant has an exercise price of $3.66 and is exercisable for five years from the date of issuance. The Company accounted for these warrants as a liability instrument measured at its fair value. The initial fair value of the warrants was determined using a calibration model that involved using the Black-Scholes Pricing Model ("Black-Scholes"), which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the condensed consolidated statements of operations.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company has one operating segment.
Customer Concentration
For the three-month and six-month periods ended June 30, 2016 and 2015, the Company’s revenue has been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of June 30, 2016 and December 31, 2015, the Company has not experienced any credit losses in such accounts or investments.
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
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Topic 205-40), Going Concern. This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. ASU 2014-15 is effective for all entities in the first annual period ending after December 15, 2016. The Company is currently assessing the potential effects of this ASU on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date, which defers by one year the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017 (including interim periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies how to identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and licensing. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, which addresses certain issues on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. These ASUs will be effective for the Company in the first quarter of fiscal year 2018, using one of two retrospective application methods. The Company has not selected a transition method and is currently assessing the potential effects of this ASU on the Company’s condensed consolidated financial statements.
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
For the three-month and six-month periods ended June 30, 2016 and 2015, all potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. Below are listed the potentially dilutive securities outstanding as of June 30, 2016 and 2015:

	June 30,
	2016	2015
Options to purchase common stock	2,996,038	1,956,570
Restricted stock units	547,486	222,700
Warrants to purchase common stock	2,030,023	30,024
Warrants outstanding as of June 30, 2016 have a weighted-average exercise price of $3.78.
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
In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that are measured at estimated fair value on a recurring basis consist of a derivative liability in connection with loan payable and a warrant liability in connection with the Private Placement.
As of June 30, 2016 and December 31 2015, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$10,987	$—	$—	$10,987
Level 1:
Restricted cash	127	—	—	127
Money market funds	43,662	—	—	43,662
Subtotal	43,789	—	—	43,789
Level 2:
Corporate debt securities	13,343	4	(1)	13,346
U.S. Treasury bills	2,002	2	—	2,004
Subtotal	15,345	6	(1)	15,350
	$70,121	$6	$(1)	$70,126
Reported as:
Cash and cash equivalents				$54,649
Short-term investments				$15,350
Restricted cash				$127

Liabilities, Level 3:
Warrant liability in connection with Private Placement				$3,937
Derivative liability in connection with loan payable				$400
Total				$4,337

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$1,013	$—	$—	$1,013
Level 1:
Restricted cash	127	—	—	127
Money market funds	19,274	—	—	19,274
Subtotal	19,401	—	—	19,401
Level 2:
Corporate debt securities	34,490	—	(47)	34,443
Commercial paper	1,997	—	—	1,997
U.S. Treasury bills	2,005	—	(1)	2,004
Subtotal	38,492	—	(48)	38,444
Total	$58,906	$—	$(48)	$58,858
Reported as:
Cash and cash equivalents				$20,287
Short-term investments				$38,444
Restricted cash				$127

Liabilities, Level 3:
Derivative liability in connection with loan payable				$375
All available-for-sale securities held as of June 30, 2016 had maturities greater than three months, but less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of corporate debt obligations that were in unrealized loss positions totaled $3.3 million as of June 30, 2016. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such corporate debt obligations and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month and six-month periods ended June 30, 2016.
Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the "Success Fee") if the Company obtains approval to market plazomicin from the Food and Drug Administration (the "FDA"). If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee, approximately $375,000 at December 31, 2015, is recorded as a derivative liability and included in other long-term liabilities on the accompanying condensed consolidated balance sheet. The estimated fair value of the derivative liability as of June 30, 2016 increased by $25,000 to $400,000 from December 31, 2015, which amount is presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations for the six-months ended June 30, 2016.
The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. upon FDA approval to market plazomicin, and ii) a discount rate of 13% which was derived from the Company's estimated cost of debt. The estimated fair value of the derivative liability is most sensitive to the probability of FDA approval. Should the probability of FDA approval change by 5%, the fair value of the derivative liability as of June 30, 2016 would change by approximately $31,000. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.
Pursuant to the Private Placement (see Note 2), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66. The Company classified these warrants as a liability measured at fair value using Black-Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. On the closing date of the Private Placement, June 3, 2016, the $2.6 million initial estimated fair value of the warrant liability was recorded as a warrant liability on the accompanying condensed consolidated balance sheet. At June 30, 2016, the estimated fair value of the warrants were approximately $3.9 million. This change in the estimated fair value is presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.
The fair value of the warrant liability is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs, including the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The estimated fair values of the warrants were determined using Black-Scholes with the following assumptions, during the six-months ended June 30, 2016:

Expected volatility	60%
Expected term	5.0 years
Risk-free interest rate	1.0%–1.2%
Dividend yield	0%
The expected volatility is based on the Company's expected volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the share price change by 5%, the fair value of the warrant liability as of June 30, 2016 would change by approximately $294,000.
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations and were as follows for the six-months ended June 30, 2016 (in thousands):

	Estimated Fair Value of Warrant Liability	Estimated Fair Value of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2015	$—	$375
Estimated fair value of warrants issued	2,580	—
Change in estimated fair value of warrant liability	1,357	—
Change in estimated fair value of derivative liability	—	25
Balance of Level 3 Liabilities at June 30, 2016	$3,937	$400
4. Balance Sheet Components
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued clinical and development expenses	$6,276	$2,869
Payroll and related bonus expenses	2,543	1,615
Other	546	443
	$9,365	$4,927
5. License and Collaboration Agreements
Crystal Biosciences, Inc.

In May 2016, the Company entered into a collaboration and license agreement with Crystal Biosciences, Inc. (“Crystal”). Pursuant to the terms of this agreement, the Company and Crystal agreed to collaborate on the discovery of monoclonal antibodies against multiple targets. Crystal agreed to conduct the initial discovery work with its antibody platform and the Company has the right to develop and commercialize the antibodies discovered through this collaboration. The Company is required to provide signing and milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than $20,550,000. The upfront signing fee was fully recorded as research and development expense in the three-month period ended June 30, 2016. This collaboration and license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of the commercialized product.
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
Through June 30, 2016, the Company has compensated Ionis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of June 30, 2016 and December 31, 2015, the Company had no outstanding payments due under the agreement.
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
Biomedical Advanced Research and Development Authority
In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA exercised an additional $15,798,000 contract option ("Option 1"), which increased the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin ("Option 2") to increase the total committed funding under this contract to $103,808,000. On May 26, 2016, the Company was awarded an additional $20 million ("Option 3") under the contract to support its Phase 3 EPIC trial of plazomicin. This brings the total committed funding under the contract to $123,808,000. The Company recorded contract revenue of $8,510,000 and $4,876,000 under this agreement during the three-month periods ended June 30, 2016 and 2015, respectively, and $13,780,000 and $9,717,000 during the six-month periods ended June 30, 2016 and 2015, respectively.
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
In July 2014, the Company was awarded a one-year, $407,000 grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. In July 2015, NIAID extended the grant term through July 31, 2016. The Company recorded contract revenue of $634,000 and $43,000 under these agreements during the three-month periods ended June 30, 2016 and 2015, respectively, and $1,213,000 and $82,000 the six-month periods ended June 30, 2016 and 2015, respectively.
7. Borrowings
Solar Capital Ltd. Loan Agreement
On August 5, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. (the “Lender”) pursuant to which the Lender agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019. An initial $15.0 million term loan was funded at closing on August 5, 2015, and a second $10.0 million term loan was funded on June 20, 2016. Borrowings under the term loans bear interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The Company is currently required to make interest-only payments on the term loans through August 2017, and beginning on September 1, 2017 the Company is required to make monthly payments of interest plus equal monthly payments of principal over a term of 24 months. The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property (which is subject to a negative pledge) and contains customary affirmative and negative covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 4% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There were no financial covenants attached to the loan. The Loan Agreement included a closing fee of $250,000 which was paid at closing, and the Company is obligated to pay a fee equal to 8% of the term loans funded upon the earliest to occur of the maturity date, the acceleration of the term loans or the voluntary prepayment of the term loans. The cost of these fees is being amortized as interest expense over the term of the loan using the effective-interest method. The Company may voluntarily prepay all, but not less than all, of the outstanding term loans. The Loan Agreement contains customary representations, warranties and covenants. In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable.
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

Future principal debt payments on the currently outstanding term loan are payable as follows (in thousands):

June 30, 2016
2016	$—
2017	4,167
2018	12,500
2019	8,333
Total principal payments	25,000
Final fee due at maturity in 2019	2,000
Total principal and final fee payments	27,000
Unamortized discount and debt issuance costs	(2,185)
Less current portion	—
Loan payable, long-term	$24,815
The obligation includes a final fee of $2,000,000, representing 8% of the term loan currently funded, which accretes over the life of the loan as interest expense. The Company recorded interest expense related to the loan of $447,000 and zero for the three-month periods ended June 30, 2016 and 2015, respectively, and $885,000 and zero for the six-month periods ended June 30, 2016 and 2015, respectively.
8. Stockholders' Equity
On April 7, 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.
As of June 30, 2016, the Company sold 267,520 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $6.29 per share for aggregate gross proceeds of $1.7 million and net proceeds of $1.6 million after deducting the sales commissions and offering expenses. As of June 30, 2016, $28.3 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
On June 3, 2016, the Company sold 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock pursuant to the Purchase Agreement for aggregate gross proceeds of $25.4 million in the Private Placement. The warrants have an exercise price of $3.66 and are exercisable up to five years from the date of issuance. The Company's Chief Operating Officer, a related party, participated in the Private Placement by purchasing 141,453 shares of common stock and a warrant to purchase 35,363 shares of common stock for an aggregate purchase price of $0.5 million.
At the close of the Private Placement, the estimated fair values of the common stock and warrants issued were $22.9 million and $2.6 million, respectively. At June 30, 2016, using Black-Scholes, the Company estimated the fair value of the warrant liability to be $3.9 million and recorded a charge in the the condensed consolidated statements of operations for the increase in the liability. Issuance costs of $318,000 were offset against equity as a reduction of gross proceeds.
Equity Incentive Plans
2014 Plan
In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective, January 1, 2016, the compensation committee of the board of directors approved an evergreen increase of 735,808 shares that may be granted in accordance with the terms of the 2014 Plan. As of June 30, 2016, 796,171 shares were available for future issuance under the 2014 Plan.

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
2014 Employment Commencement Incentive Plan
In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, RSUs, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of June 30, 2016, a total of 1,150,000 shares of common stock have been authorized under the Inducement Plan, including the additional 500,000 shares that became available resulting from an amendment adopted by the board of directors as of March 17, 2016. As of June 30, 2016, 527,800 shares were available for future issuance under the Inducement Plan.
2014 Employee Stock Purchase Plan
In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective, January 1, 2016, the compensation committee of the board of directors approved an evergreen increase of 183,952 shares that may be granted in accordance with the terms of the ESPP. As of June 30, 2016, 141,527 shares of common stock have been issued to employees participating in the ESPP, and 366,950 shares are available for issuance under the ESPP.
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
The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of June 30, 2016 and December 31, 2015 there were no shares subject to repurchase relating to the early exercise of options.
In connection with the board of directors and stockholders approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of June 30, 2016, a total of 932,332 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

The following table summarizes stock option activity under the stock plans, excluding the ESPP, and related information:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2015	893,462	2,387,337	$7.92	7.61
Additional shares authorized	1,235,808	—
Options granted	(782,350)	782,350	$3.89
Options exercised	—	(173)	$2.61
Options cancelled	173,476	(173,476)	$8.49
RSUs granted	(233,775)	—
RSUs cancelled	37,350	—
Balance at June 30, 2016	1,323,971	2,996,038	$6.83	7.83
Stock-based compensation expense recognized for stock options granted to employees and non-employee directors in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Research and development	$515	$348	$969	$660
General and administrative	410	425	782	874
Total	$925	$773	$1,751	$1,534
As of June 30, 2016, approximately $6,368,000 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 2.82 years.
The estimated grant date fair value of employee stock options with time-based vesting terms was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (years)	5.3–6.0 years	5.4 years	5.3–6.0 years	5.4–6.0 years
Expected volatility	74%	65%	73%–74%	65%–70%
Risk-free interest rate	1.1%–1.5%	1.9%	1.1%–1.5%	1.5%–1.9%
Expected dividend yield	—	—	—	—
Restricted Stock Units Granted to Employees
During the six-month period ended June 30, 2016, the Company granted RSUs to employees to receive 233,775 shares of common stock under the Company's stock plans with a weighted-average estimated grant-date fair value of $3.78 per share. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of June 30, 2016, there were unrecognized compensation costs of $3,019,000 related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 3.46 years.

A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	372,024	$8.02	$2,135
RSUs granted	233,775	$3.78
RSUs released	(20,963)	$9.55
RSUs cancelled	(37,350)	$7.16
Balance, June 30, 2016	547,486	$6.21	$2,075
During the three-month and six-month periods ended June 30, 2016, the Company granted options to purchase an aggregate of 11,500 and 211,250 shares of common stock and 2,750 and 50,175 RSUs that vest upon the achievement of market-based common stock price targets. The fair values of these options and RSUs were estimated at the grant date using a Monte-Carlo simulation model. The Monte-Carlo simulation model requires the use of a range of assumptions. The risk-free interest rate range was 1.67% to 1.76%, expected volatility rate was 70% and the dividend rate was 0%. The expected life assumption is not used in Monte-Carlo simulation model, but the output of the model indicated an expected time to vest of 2.5 to 6.0 years. The associated stock-based compensation expense is being recognized on a straight-line basis over the implicit service period (expected time to vest) derived from that simulation model. The Company did not issue any performance based options to purchase common stock, or RSUs during the three-month and six-month periods ended June 30, 2015.
9. Commitments
In July 2015, the Company entered into an agreement with its pharmaceutical contract manufacturing organization that obligates it to make a total of $1.5 million of nonrefundable advance payments for the reservation of facilities and resources, plus procurement of long-lead raw materials, to produce plazomicin for regulatory commercial validation.  Such advance payments are initially capitalized as prepaid and other current assets and are being recognized as research and development expenses as goods are delivered and services are performed.  The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. As of June 30, 2016, the Company had recorded $1.0 million as prepaid and other current assets related to this agreement. Through June 30, 2016, the Company has recognized $500,000 as research and development expenses.

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
We expect to end enrollment in the CARE study in 2016 and announce top-line data results from our Phase 3 CARE study in the first half of 2017. We plan to submit the Phase 3 CARE study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial and to submit the results to a peer-reviewed journal and for presentation at a medical meeting in 2017. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform use of plazomicin in the treatment of patients with CRE infections.

In 2012, the FDA granted fast track designation for the development and regulatory review of plazomicin to treat serious and life-threatening CRE infections. In 2014, plazomicin received Qualified Infectious Disease Product ("QIDP") designation from the FDA. The QIDP designation was created by the Generating Antibiotic Incentives Now ("GAIN") Act, which was part of the FDA Safety and Innovation Act and provides certain incentives for the development of new antibiotics, including priority review and an additional five years of market exclusivity. Our plazomicin program is funded in part with a contract from BARDA for up to $123.8 million. We have global commercialization rights to plazomicin, which has patent protection in the United States extending through 2031. Plazomicin is the first clinical candidate from our gram-negative antibiotic discovery engine, and we have other programs in early and late preclinical stages focused on other MDR gram-negative infections.
Since commencing operations in 2004, we have devoted substantially all of our resources to identifying and developing our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these functions. In addition to plazomicin, our research team is focused on discovering medicines with novel mechanisms of action for serious infections caused by gram-negative bacteria, including MDR Pseudomonas aeruginosa and MDR Acinetobacter baumannii. We are taking a multifaceted approach to identify new antibacterial agents through our research. In May 2016, we entered into a collaboration and license agreement with Crystal Biosciences, Inc. to identify and generate therapeutic antibodies against multiple novel targets. Our goal is to file an investigational new drug application (“IND”) from our research programs in 2017.
Since our inception, we have financed our operations with the proceeds of our initial public offering ("IPO") of common stock, proceeds from sales of our common stock through our at-the-market ("ATM") equity offering program, funding under our contracts with government agencies, private placements of our equity securities and certain debt-related financing arrangements. Currently, our plazomicin program is funded in part with a contract from BARDA. We estimate that our Phase 3 EPIC trial will necessitate funding of $45 to $50 million from 2015 through 2017 and approximately $25 million of this funding has been provided by the term loans from Solar Capital, and additional $20 million ("Option 3") under the BARDA contract. Our other programs are currently funded primarily with company funds, although we also received a contract for $4.4 million in 2015 from the National Institute of Allergy and Infectious Diseases ("NIAID"), with additional funding of up to $0.6 million available if all options are exercised. Historically, our preclinical programs have received funding support from organizations in addition to the NIH and NIAID, such as the U.S. Department of Defense and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.
On March 17, 2014, we completed our IPO of common stock. We sold 6,900,000 shares of our common stock, which included 900,000 shares issued as a result of the underwriters exercising their over-allotment option in full. We received cash proceeds of approximately $73.9 million from the IPO, net of underwriting commissions and related expenses.
On April 7, 2015, we entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. As of June 30, 2016, we had sold 267,520 shares under the Sales Agreement at an average price of $6.29 per share and we received aggregate cash proceeds of $1.6 million, after deducting the sales commissions and offering expenses.
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million, $15.0 million of which was provided to us on August 5, 2015 and $10.0 million of which was provided to us on June 20, 2016.
On May 26, 2016, BARDA exercised Option 3 and we were awarded an additional $20.0 million in contract funding. Option 3 also includes a no-cost extension of the period of performance for Option 1 to September 20, 2016, under the contract to support our Phase 3 EPIC trial of plazomicin. The funding from Option 3 is focused on the Phase 3 pivotal clinical trial of plazomicin, the EPIC study, in cUTI. This brings the total committed funding under the contract to $123.8 million.
On June 3, 2016, we sold 7,999,996 shares of common stock and warrants to purchase 1,999,999 shares of common stock pursuant to a Securities Purchase Agreement (“Purchase Agreement”) for aggregate gross proceeds of $25.4 million in a private placement financing transaction (the "Private Placement"). The warrants have an exercise price of $3.66 and are exercisable up to five years from the date of issuance.
We have never been profitable and have incurred net losses in each year since the commencement of our operations. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and associated general and administrative costs. We expect to incur substantial losses from operations in the foreseeable future as we advance plazomicin and other product candidates through preclinical and clinical development, seek regulatory approval, and prepare for, and, if approved, proceed to commercialization. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the BARDA contract, are estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the second quarter of 2017. Still, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “Liquidity and Capital Resources” and Note 1 of the accompanying unaudited condensed consolidated financial statements and to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information describing the circumstances that lead to the inclusion of this explanatory paragraph.
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
Biomedical Advanced Research and Development Authority (BARDA). We have received funding for our lead product candidate, plazomicin, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under our BARDA contract is $123.8 million, including $20.0 million for Option 3, exercised by BARDA on May 26, 2016. The exercised option relates to the support of our Phase 3 EPIC study and the preparation and submission of a NDA to the FDA.
For the three-month periods ended June 30, 2016 and 2015, total revenue recognized under the BARDA contract was $8.5 million and $4.9 million, respectively, and $13.8 million and $9.7 million, respectively, for the six-month periods ended June 30, 2016 and 2015. Through June 30, 2016, a total of $90.9 million under the BARDA contract has been recorded as revenue, with $33.0 million remaining available from the funding currently committed under the contract.
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

For the three-month periods ended June 30, 2016 and 2015, total revenue recognized under the NIAID contracts was $634,000 and $43,000, respectively, and $1,213,000 and $82,000, respectively, for the six-month periods ended June 30, 2016 and 2015.
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
During the six-month period ended June 30, 2016, we have adopted the accounting policy related to the warrant liabilities as discussed below, in addition to the critical accounting policies described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
Warrant Liability
In June 2016, we issued warrants to purchase 2.0 million shares of common stock in connection with the Private Placement. The fair value of the warrants is classified as a liability on our consolidated balance sheets as the warrants contain certain material terms which require us to settle the warrants, in a case of certain change of control transactions, for cash equal to the estimated fair value, determined by the Black-Scholes Pricing Model (“Black Scholes”).
The initial fair value of the warrants was determined using a calibration model that involved using Black-Scholes, which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of our common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants presented as “change in warrant and derivative liabilities” in the condensed consolidated statements of operations.

Results of Operations
Comparison of the Three-Month Periods Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Change
	2016	2015
	(in thousands)
Contract revenue	$9,144	$12,041	$(2,897)
Operating expenses:
Research and development	21,708	10,088	11,620
General and administrative	3,951	2,882	1,069
Loss from operations	(16,515)	(929)	(15,586)
Interest expense	(447)	—	(447)
Change in warrant and derivative liabilities	(1,382)	—	(1,382)
Other income, net	76	43	33
Net loss	$(18,268)	$(886)	$(17,382)
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue decreased $2.9 million to $9.1 million in the three-month period ended June 30, 2016 from $12.0 million in the comparable period in 2015. This decrease was primarily due a $7.1 million settlement of our claim with DTRA related to our research contract that occurred in the comparable period in 2015, partially offset by a $4.2 million increase in research and development services performed under our BARDA and NIAID contracts.
Research and Development Expenses
R&D expenses increased $11.6 million to $21.7 million in the three-month period ended June 30, 2016 from $10.1 million in the comparable period in 2015. This was primarily due to increases of $7.4 million in the external expenses related to our plazomicin program, mainly attributable to the Phase 3 EPIC trial of plazomicin, $2.0 million in external non-clinical costs for research programs other than plazomicin, including a signing fee under a collaboration and license agreement for an early research program, and $1.8 million in personnel and overhead related costs as headcount increased in our research and development organization since 2015.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Three Months Ended June 30,		Change
	2016	2015
	(in thousands)
Research and development expenses by program:
Plazomicin	$16,556	$7,732	$8,824
Other research programs	5,152	2,356	2,796
Total research and development expenses	$21,708	$10,088	$11,620
General and Administrative Expenses
General and administrative expenses increased $1.1 million to $4.0 million for the three-month period ended June 30, 2016 from $2.9 million for the comparable period in 2015. The increase in general and administrative expenses was primarily due to an increase of $0.4 million in personnel and facility related costs and an increase of $0.7 million in consulting and professional fees.
Interest Expense

Interest expense increased $0.4 million for the three-month period ended June 30, 2016 from zero for the comparable period in 2015. The increase was a result of $25.0 million of borrowings under the Solar Capital loan agreement as of June 30, 2016.
Change in Warrant and Derivative Liabilities
Change in warrant and derivative liabilities increased $1.4 million for the three-month period ended June 30, 2016 from zero for the comparable period in 2015, primarily due the change in the estimated fair value of the warrant liability.
Comparison of the Six-Month Periods Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Change
	2016	2015
	(in thousands)
Contract revenue	$14,993	$16,921	$(1,928)
Operating expenses:
Research and development	35,601	17,967	17,634
General and administrative	7,728	6,113	1,615
Loss from operations	(28,336)	(7,159)	(21,177)
Interest expense	(885)	—	(885)
Change in warrant and derivative liabilities	(1,382)	—	(1,382)
Other income, net	138	94	44
Net loss	$(30,465)	$(7,065)	$(23,400)
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue decreased $1.9 million to $15.0 million in the six-month period ended June 30, 2016 from $16.9 million in the comparable period in 2015. This decrease was primarily due a $7.1 million settlement of our claim with DTRA related to our research contract that occurred in the comparable period in 2015, partially offset by a $5.2 million increase in research and development services performed under our BARDA and NIAID contracts.
Research and Development Expenses
R&D expenses increased $17.6 million to $35.6 million in the six-month period ended June 30, 2016 from $18.0 million in the comparable period in 2015. This was primarily due to increases of $11.8 million in the external expenses related to our plazomicin program, mainly attributable to the Phase 3 EPIC trial of plazomicin, $2.2 million in external non-clinical costs for research programs other than plazomicin, including a signing fee under a collaboration and license agreement for our early research program, and $2.9 million in personnel and overhead related costs as headcount increased in our research and development organization since 2015.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Six Months Ended June 30,		Change
	2016	2015
	(in thousands)
Research and development expenses by program:
Plazomicin	$27,819	$13,571	$14,248
Other research programs	7,782	4,396	3,386
Total research and development expenses	$35,601	$17,967	$17,634
General and Administrative Expenses

General and administrative expenses increased $1.6 million to $7.7 million for the six-month period ended June 30, 2016 from $6.1 million for the comparable period in 2015. The increase in general and administrative expenses was primarily due to an increase of $0.8 million in personnel and facility related costs and an increase of $0.8 million in consulting and professional fees.
Interest Expense
Interest expense increased $0.9 million for the six-month period ended June 30, 2016 from zero for the comparable period in 2015. The increase was a result of $25.0 million of borrowings under the Solar Capital loan agreement as of June 30, 2016.
Change in Warrant and Derivative Liabilities
Change in warrant and derivative liabilities increased $1.4 million for the six-month period ended June 30, 2016 from zero for the comparable period in 2015, primarily due to the change in the estimated fair value of the warrant liability.
Liquidity and Capital Resources

	Six-Month Period Ended June 30,
	2016	2015
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(23,809)	$(2,929)
Net cash provided by investing activities	22,578	22,449
Net cash provided by financing activities	35,593	1,147
Net increase (decrease) in cash and cash equivalents	$34,362	$20,667
Net cash used in operating activities was $23.8 million for the six-month period ended June 30, 2016. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the six-month period ended June 30, 2016 of $30.5 million was partially offset by non-cash charges of $1.4 million for the revaluation of the warrant and derivative liabilities, $0.2 million for depreciation and amortization, $0.3 million for amortization of premium on short-term investments, $0.3 million for non-cash interest expense, $1.8 million for stock-based compensation, and a change in net operating assets and liabilities of $2.8 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities partially offset by an increase in contract receivable and prepaid expenses and other assets, as a result of costs for our ongoing Phase 3 EPIC trial and the timing of our payments.
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
Net cash provided by investing activities was $22.6 million and $22.4 million for the six-month period ended June 30, 2016 and 2015, respectively. The net cash provided by investing activities during the six-month periods ended June 30, 2016 and 2015 is primarily a result of maturities in excess of purchases of short-term investments of $22.9 million and $22.8 million, respectively. Other uses of cash in both periods resulted from purchases of property, plant and equipment to facilitate our increased R&D activities.
Net cash provided by financing activities was $35.6 million and $1.1 million for the six-month period ended June 30, 2016 and 2015, respectively. The net cash provided by financing activities during the six-month period ended June 30, 2016 includes $25.4 million for the sale of common stock and warrants to purchase common stock from the Private Placement, $10.0 million from the term loan provided by Solar Capital Ltd. in June 2016, and $0.2 million from issuance of common stock pursuant to our equity incentive plans. The net cash provided by financing activities during the six-month period ended June 30, 2015 were proceeds from issuance of common stock pursuant to our equity incentive plans.

Plan of Operations and Future Funding Requirements
We expect to incur substantial expenditures in the foreseeable future for research, development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our clinical development of plazomicin. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the BARDA contract, are estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the second quarter of 2017.
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million, $15.0 million of which was provided to us on August 5, 2015 and $10.0 million of which was provided to us on June 20, 2016. In addition, we are permitted to make interest-only payments through August 2017, followed by 24 equal monthly payments of principal plus interest through the scheduled maturity date of August 2019.
On April 7, 2015, we filed a Registration Statement on Form S-3 (File No. 333-203282), declared effective by the Securities and Exchange Commission (the "SEC") on April 21, 2015 (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in "at the market" offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the "Sales Agreement") on April 7, 2015. Through June 2016, we sold 267,520 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $6.29 per share for aggregate gross proceeds of $1.7 million and net proceeds of $1.6 million, after deducting the sales commissions and offering expenses. As of June 30, 2016, approximately $148.3 million in securities remained unissued under the Shelf Registration Statement, including up to $28.3 million of common stock available to be sold under the Sales Agreement, subject to certain conditions specified therein.
On May 26, 2016, we were awarded an additional $20.0 million from Option 3 of the BARDA Contract to support the Phase 3 EPIC trial of plazomicin, which includes a no-cost extension of the period of performance for Option 1 to September 20, 2016.
On June 3, 2016, we closed a Private Placement and received aggregate gross proceeds of $25.4 million from the sale of 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock. The warrants have an exercise price of $3.66 and are exercisable up to five years from the date of issuance.
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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on March 15, 2016, except as noted below:

•	We received an additional $10 million term loan from Solar Capital Ltd. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
There have not been any material changes to our exposure to market risk during the six-month period ended June 30, 2016. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2015 and 2014 and the six months ended June 30, 2016, we derived all of our revenue from government contracts for research and development. Our net losses for the years ended December 31, 2015 and 2014 were $27.1 million and $20.2 million, respectively. Our net losses for the six-months ended June 30, 2016 and 2015 were $30.5 million and $7.1 million, respectively. As of June 30, 2016, we had an accumulated deficit of $206.5 million.
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
Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of, and for the year ended, December 31, 2015. In June 2016, we received aggregate gross proceeds of $25.4 million in a private placement of equity securities and a $10.0 million term loan from Solar Capital. However, our only current source of revenue is for services performed for the research and development of our product candidates under government contracts, and we do not expect to generate revenue from product sales until, and unless, we receive regulatory approval of and successfully commercialize plazomicin. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations or significantly curtail our operations to conserve our capital resources. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees.

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
As of June 30, 2016, we had working capital of $65.6 million and unrestricted cash, cash equivalents and short-term investments of $70.0 million. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the Biomedical Advanced Research and Development Authority (“BARDA”) contract, is estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the second quarter of 2017. We estimate that our Phase 3 EPIC trial will necessitate funding of $45 to $50 million from 2015 through 2017 and approximately $25 million of this funding has been provided by the term loans from Solar Capital, and additional $20 million from Option 3 under BARDA contract. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin.
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
The first patient in our Phase 3 EPIC trial for plazomicin was enrolled in early January 2016. In June 2016, over 50% patient enrollment was reached. We expect top-line results for our Phase 3 EPIC trial in the first quarter of 2017 and expect to submit an NDA for plazomicin in the second half of 2017, with a planned commercial launch of plazomicin in the U.S. in 2018, if our NDA is approved.
The first patient in our Phase 3 CARE trial for plazomicin was enrolled in September 2014. We expect to end enrollment in the CARE study in 2016, announce top-line data results in the first half of 2017, and to submit the study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial. We also plan to submit the results to a peer-reviewed journal and for presentation at a medical meeting in 2017. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform use of plazomicin in the treatment of patients with CRE infections.
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
There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Allergan plc and AstraZeneca plc are developing Avyacaz: (ceftazidime and avidbactam) for serious infections. Tetraphase Pharmaceuticals, Inc. is developing eravacycline for complicated urinary and intra-abdominal infections, as well as pneumonia. The Medicines Company is developing Carbavance™ for cUTI and various infection types due to CRE. Merck & Co., Inc. is developing imipenem/relebactam for complicated urinary and intra-abdominal infections, and potentially for pneumonia. Zavante Therapeutics, Inc. is developing ZTI-01 for cUTI. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.
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
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25 million, $15 million of which was provided to us on August 5, 2015 and $10 million of which was provided to us on June 20, 2016. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
As of June 30, 2016, we had 79 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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
Since the beginning of 2015, there have been a number of changes to our executive leadership team. In July 2016, we hired our Chief Financial Officer, Tobin Schilke. In October 2015, we hired our Chief Operating Officer, Blake Wise. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.
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
We are dependent on our BARDA contract to fund portions of our Phase 3 CARE trial and Phase 3 EPIC trial. If we do not receive all of the funds under this contract, we may be forced to suspend or terminate either or both of these programs or obtain alternative sources of funding.
We expect a significant portion of the funding for our Phase 3 CARE trial and Phase 3 EPIC trial will continue to come from our BARDA contract. BARDA may terminate our contract at any time for convenience and there can be no assurances that this contract will not be terminated. Changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting the development of antibacterial products such as plazomicin. Although we are currently using a portion of the net proceeds from our IPO and other debt and equity offerings to fund our plazomicin development program, any reduction or delay in BARDA funding may force us to suspend or terminate the program or seek alternative funding, which may not be available on non-dilutive terms, terms favorable to us or at all.
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
As of June 30, 2016 our executive officers, directors, and their respective affiliates beneficially owned approximately 10% of our outstanding voting stock. Accordingly, these stockholders may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 7, 2015, we filed a Registration Statement on Form S-3 (File No. 333-203282), (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in "at the market" offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the "Sales Agreement") on April 7, 2015. Through June 30, 2016, we have sold 267,520 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $6.29 per share for aggregate gross proceeds of $1.7 million. As of June 30, 2016, approximately $148.3 million in securities remained unissued under the Shelf Registration Statement, including up to $28.3 million of common stock available to be sold under the Sales Agreement, subject to certain conditions specified therein.
In June 2016, the Company issued 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock for aggregate gross proceeds of $25.4 million in connection with the Private Placement. Any future debt financing may involve covenants that restrict our operations, including, among other restrictions, limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us.
Future sales by our existing holders of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of June 30, 2016, we have outstanding a total of 26,548,023 shares of common stock.
In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (the "2003 Plan") or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our "2014 Plan"), our 2014 Employment Commencement Incentive Plan (our "Inducement Plan") and our 2014 Employee Stock Purchase Plan (our "ESPP"), in each case, as of June 30, 2016, 5,234,445 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.
As of August 3, 2016, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 30,024 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.
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
Other than as described above, there have been no material changes in the planned use of proceeds from our IPO as described in our prior filings with the Securities and Exchange Commission.
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

Date: August 8, 2016	ACHAOGEN, INC.

	By:	/s/ Kenneth J. Hillan
Kenneth J. Hillan, M.B., Ch. B.
President and Chief Executive Officer (principal executive officer)

Date: August 8, 2016	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate.	S-1/A	333-193559	3/10/2014	4.1
4.3	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.4	Warrant issued to Silicon Valley Bank on November 1, 2011.	S-1/A	333-193559	1/24/2014	4.5
4.5	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.6	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
4.7	Form of Warrant, issued pursuant to the Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.	S-3	333-212253	6/24/2016	4.3
10.1†
Modification 0024, dated May 26, 2016, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
						X
10.2	Registration Rights Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the investors signatory thereto.	S-3	333-212253	6/24/2016	99.1
10.3	Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.					X
10.4#	Offer Letter, dated May 3, 2016, by and between Achaogen, Inc. and Tobin Schilke.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
#	Indicates management contract or compensatory plan, contract or arrangement.
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

Page 68 of 68