Form 10-Q
period 2016-09-30
Achaogen Inc
filed 2016-11-07
CIK 1301501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of November 2, 2016, there were 27,451,400 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Achaogen, Inc.
Condensed Consolidated Balance Sheets
(In thousands except share and per share data)

	September 30, 2016	December 31, 2015 (Note 1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,802	$20,287
Short-term investments	19,287	38,444
Contracts receivable	14,893	5,039
Prepaids and other current assets	3,246	1,719
Restricted cash	127	—
Total current assets	79,355	65,489
Property and equipment, net	1,006	905
Restricted cash	250	127
Deposit and other assets	53	342
Total assets	$80,664	$66,863
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,606	$3,537
Accrued liabilities	10,920	4,927
Loan payable, current	1,042	—
Other current liabilities	269	225
Total current liabilities	19,837	8,689
Loan payable, long-term	23,975	14,536
Warrant liability	5,422	—
Derivative liability	413	375
Other long-term liabilities	—	104
Total liabilities	49,647	23,704
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2016 and December 31, 2015; 27,451,400 and 18,395,219 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	27	18
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in-capital	248,494	219,182
Accumulated deficit	(217,496)	(175,993)
Accumulated other comprehensive loss	(8)	(48)
Total stockholders’ equity	31,017	43,159
Total liabilities and stockholders’ equity	$80,664	$66,863
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Operations
(In thousands except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contract revenue	$16,046	$4,476	$31,039	$21,397
Operating expenses
Research and development	20,536	10,000	56,137	27,967
General and administrative	4,460	3,006	12,188	9,119
Total operating expenses	24,996	13,006	68,325	37,086
Loss from operations	(8,950)	(8,530)	(37,286)	(15,689)
Interest expense	(670)	(264)	(1,555)	(264)
Change in warrant and derivative liabilities	(1,499)	—	(2,881)	—
Other income, net	81	32	219	126
Net loss	$(11,038)	$(8,762)	$(41,503)	$(15,827)
Basic and diluted net loss per common share	$(0.41)	$(0.48)	$(1.88)	$(0.88)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	26,789,397	18,150,331	22,046,368	18,073,479
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,038)	$(8,762)	$(41,503)	$(15,827)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	(13)	4	40	32
Total comprehensive loss	$(11,051)	$(8,758)	$(41,463)	$(15,795)
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(41,503)	$(15,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333	310
Amortization of premium on short-term investments	278	333
Stock-based compensation expense	2,726	2,286
Change in warrant and derivative liabilities	2,881	7
Non-cash interest expense relating to loan payable	481	171
Change in operating assets and liabilities:
Contracts receivable	(9,854)	1,330
Prepaids and other assets	(340)	(1,508)
Accounts payable and accrued liabilities	10,062	3,278
Other liabilities	(60)	9
Net cash used in operating activities	(34,996)	(9,611)
Cash flows from investing activities:
Purchase of property and equipment	(434)	(421)
Purchase of short-term investments	(19,311)	(31,503)
Maturities of short-term investments	38,230	40,624
Change in restricted cash	(250)	—
Net cash provided by investing activities	18,235	8,700
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	28,095	1,319
Proceeds from issuance of loan payable	10,000	14,590
Proceeds from issuance of common stock in conjunction with equity incentive plans	181	1,183
Net cash provided by financing activities	38,276	17,092
Net increase in cash and cash equivalents	21,515	16,181
Cash and cash equivalents, beginning of period	20,287	18,881
Cash and cash equivalents, end of period	$41,802	$35,062
Supplemental disclosures of cash flow information
Interest paid	$1,074	$—
Issuance of derivative in connection with issuance of loan payable	$—	$356
See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.
September 30, 2016
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Basis of Presentation and Consolidation
Achaogen, Inc. (together with its consolidated subsidiary, the "Company") is a clinical-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of novel antibacterial drugs to treat multi-drug resistant gram-negative infections. The Company is developing plazomicin, its lead product candidate, for the treatment of serious bacterial infections due to multi-drug resistant Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae ("CRE"). The Company’s Phase 3 study of plazomicin in the treatment of patients with complicated urinary tract infections ("cUTI") and acute pyelonephritis ("AP"), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study supporting a new drug application ("NDA") for plazomicin in the United States. In addition, the Company's Phase 3 study of plazomicin, entitled CARE (Combating Antibiotic Resistant Enterobacteriaceae), which is a resistant pathogen-specific trial designed to evaluate the efficacy and safety of plazomicin in patients with certain infections due to CRE, is intended to provide important and meaningful supportive data to be submitted with the plazomicin NDA.
The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all of its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.
The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.
On June 3, 2016, the Company sold 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock pursuant to Securities Purchase Agreement (the "Purchase Agreement") for aggregate gross proceeds of $25.4 million and aggregate net proceeds of $25.1 million, after deducting the issuance costs, in connection with a private placement financing transaction (the "Private Placement"). The warrants have an exercise price of $3.66 per share and are exercisable up to five years from the date of issuance.
On April 7, 2015, the Company filed a Registration Statement on Form S-3, declared effective by the SEC on April 21, 2015, covering the offering of up to $150.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. This Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in an "at-the-market" ("ATM") equity offering pursuant to a sales agreement with Cowen and Company, LLC. As of September 30, 2016, the Company had sold 1,105,549 shares pursuant to its ATM equity offering program at a weighted-average price of $4.82 per share for aggregate offering proceeds of $5.3 million and aggregate net proceeds of $5.1 million, after deducting the sales commissions and offering expenses.
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
The Company has incurred losses and negative cash flows from operations every year since its inception. As of September 30, 2016, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $61.1 million and an accumulated deficit of approximately $217.5 million. Management expects to continue to incur additional substantial losses for the foreseeable future as a result of the Company's research and development activities, and the amounts of unrestricted cash, cash equivalents and short-term investments held at September 30, 2016 are sufficient to fund our current planned operations at least through the beginning of the second quarter of 2017 without securing additional funding sources. Management is currently evaluating different options for the raising of additional funds through equity or debt financing arrangements, government contracts and/or third party collaboration funding, however, there can be no assurance that such funding sources will be available at terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.
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
Cash and Cash Equivalents
Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of September 30, 2016 and December 31, 2015, cash and cash equivalents consisted of bank deposits, cash, commercial paper and investments in money market funds.
Short-term Investments
Short-term investments consist of debt securities with maturities greater than three months, but less than one year from the date of acquisition, and are classified as available for sale. Short-term investments are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a component of net unrealized gain (loss) on available-for-sale securities in the Company's consolidated statements of comprehensive loss. The amortized cost of debt securities reflects amortization of purchase premiums and accretion of purchase discounts to date, which are included in interest income.
The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value.
Restricted Cash
At September 30, 2016 and December 31, 2015, the Company had restricted cash of $377,000 and $127,000. The restricted cash, which consists of money market accounts with one of the Company’s financial institutions, serves as collateral for the letters of credit provided as security deposits under the Company’s facility leases. As of September 30, 2016, $127,000 of restricted cash is classified as current assets and relates to the current facility lease that expires on April 14, 2017.
Warrant Liability
On June 3, 2016, the Company issued warrants to purchase 1,999,999 shares of its common stock in connection with the Private Placement. Each warrant has an exercise price of $3.66 per share and is exercisable for five years from the date of issuance. The Company accounts for these warrants as a liability instrument measured at estimated fair value. The initial fair value of the warrants was determined using a calibration model that involved using the Black-Scholes Pricing Model ("Black-Scholes"), which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the condensed consolidated statements of operations.
Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company has one operating segment.
Customer Concentration
For the three-month and nine-month periods ended September 30, 2016 and 2015, the Company’s revenue had been generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. Our investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of September 30, 2016 and December 31, 2015, the Company had not experienced any credit losses in such accounts or investments.
Revenue Recognition
The Company recognizes revenue when: (i) evidence of an arrangement exists, (ii) fees are fixed or determinable, (iii) services have been delivered, and (iv) collectability is reasonably assured. The Company currently generates revenue entirely from government contracts. Government contracts are agreements that provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually-defined period. Revenue from government contracts is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the government contracts have been met. Costs of contract revenue are recorded as a component of operating expenses in the Company's consolidated statement of operations.
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
In March 2016, the FASB issued ASU No 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its financial statements.

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
For the three-month and nine-month periods ended September 30, 2016 and 2015, all potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. Below are listed the potentially dilutive securities outstanding as of September 30, 2016 and 2015:

	September 30,
	2016	2015
Options to purchase common stock	3,416,136	2,210,869
Restricted stock units	561,428	318,899
Warrants to purchase common stock	2,030,023	30,024
Warrants outstanding as of September 30, 2016 have a weighted-average exercise price of $3.78.
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
As of September 30, 2016 and December 31 2015, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$1,952	$—	$—	$1,952
Level 1:
Restricted cash	377	—	—	377
Money market funds	29,855	—	—	29,855
Subtotal	30,232	—	—	30,232
Level 2:
Corporate debt securities	13,305	—	(8)	13,297
Commercial paper	15,985	—	—	15,985
Subtotal	29,290	—	(8)	29,282
Total	$61,474	$—	$(8)	$61,466
Reported as:
Cash and cash equivalents				$41,802
Short-term investments				$19,287
Restricted cash				$377

Liabilities, Level 3:
Warrant liability in connection with Private Placement				$5,422
Derivative liability in connection with loan payable				$413
Total				$5,835

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$1,013	$—	$—	$1,013
Level 1:
Restricted cash	127	—	—	127
Money market funds	19,274	—	—	19,274
Subtotal	19,401	—	—	19,401
Level 2:
Corporate debt securities	34,490	—	(47)	34,443
Commercial paper	1,997	—	—	1,997
U.S. Treasury bills	2,005	—	(1)	2,004
Subtotal	38,492	—	(48)	38,444
Total	$58,906	$—	$(48)	$58,858
Reported as:
Cash and cash equivalents				$20,287
Short-term investments				$38,444
Restricted cash				$127

Liabilities, Level 3:
Derivative liability in connection with loan payable				$375
All available-for-sale securities held as of September 30, 2016 had maturities less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of corporate debt obligations that were in unrealized loss positions totaled $13.3 million as of September 30, 2016. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such corporate debt obligations and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month and nine-month periods ended September 30, 2016.
Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the "Success Fee") if the Company obtains approval to market plazomicin from the Food and Drug Administration (the "FDA"). If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee, approximately $375,000 at December 31, 2015, is recorded as a derivative liability and included in other long-term liabilities on the accompanying condensed consolidated balance sheet. The estimated fair value of the derivative liability as of September 30, 2016 increased by $38,000 to $413,000 from December 31, 2015, as a result of the time value of money, which is presented as change in warrant and derivative liabilities in the Company's condensed consolidated statements of operations for the nine-months ended September 30, 2016.
The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. upon FDA approval to market plazomicin, and ii) a discount rate of 13% which was derived from the Company's estimated cost of debt. The estimated fair value of the derivative liability is most sensitive to the probability of FDA approval. Should the probability of FDA approval change by 5%, the fair value of the derivative liability as of September 30, 2016 would change by approximately $32,000. For the three-month period ended September 30, 2016, there was no change to the key assumptions used in the calculation of the estimated fair value. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.
Pursuant to the Private Placement (see Note 2), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66. The Company classified these warrants as a liability measured at fair value using Black-

Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. On the closing date of the Private Placement, June 3, 2016, the $2.6 million initial estimated fair value of the warrants was recorded as a warrant liability on the accompanying condensed consolidated balance sheet. At September 30, 2016, the estimated fair value of the warrants was approximately $5.4 million. The change in the estimated fair value is primarily due to the increase in the Company's stock price and is included in changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.
The fair value of the warrant liability is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs, including the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The estimated fair values of the warrants were determined using Black-Scholes with the following assumptions, during the three-month and nine-month periods ended September 30, 2016:

	Three months ended September 30,	Nine months ended September 30,
	2016
Expected volatility	60%	60%
Expected term	4.7 years	4.7–5.0 years
Risk-free interest rate	1.1%	1.0%–1.2%
Dividend yield	0%	0%
The expected volatility is based on the Company's expected volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the share price change by 5%, the fair value of the warrant liability as of September 30, 2016 would change by approximately $394,000.
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations and were as follows for the nine-months ended September 30, 2016 (in thousands):

	Estimated Fair Value of Warrant Liability	Estimated Fair Value of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2015	$—	$375
Estimated fair value of warrants issued	2,580	—
Change in estimated fair value of warrant liability	2,842	—
Change in estimated fair value of derivative liability	—	38
Balance of Level 3 Liabilities at September 30, 2016	$5,422	$413
4. Balance Sheet Components
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued clinical and development expenses	$6,760	$2,869
Payroll and related bonus expenses	3,721	1,615
Other	439	443
	$10,920	$4,927
5. License and Collaboration Agreements
Crystal Biosciences, Inc.

In May 2016, the Company entered into a collaboration and license agreement with Crystal Biosciences, Inc. (“Crystal”). Pursuant to the terms of this agreement, the Company and Crystal agreed to collaborate on the discovery of monoclonal antibodies against multiple targets. Crystal agreed to conduct the initial discovery work with its antibody platform and the Company has the right to develop and commercialize the antibodies discovered through this collaboration. The Company is required to provide signing and milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than $20,550,000. The upfront signing fee was fully recorded as research and development expense in May 2016. This collaboration and license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of the commercialized product.
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
Through September 30, 2016, the Company had compensated Ionis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of September 30, 2016 and December 31, 2015, the Company had no outstanding payments due under the agreement.
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
Biomedical Advanced Research and Development Authority
In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA exercised an additional $15,798,000 contract option ("Option 1"), which increased the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin ("Option 2") to increase the total committed funding under this contract to $103,808,000. On May 26, 2016, the Company was awarded an additional $20 million ("Option 3") under the contract to support its Phase 3 EPIC trial of plazomicin. This brings the total committed funding under the contract to $123,808,000. The Company recorded contract revenue of $15,431,000 and $3,783,000 under this agreement during the three-month periods ended September 30, 2016 and 2015, respectively, and $29,211,000 and $13,500,000 during the nine-month periods ended September 30, 2016 and 2015, respectively.
Defense Threat Reduction Agency
In November 2012, the Defense Threat Reduction Agency (“DTRA”), a division of the U.S. Department of Defense, terminated for convenience a contract with the Company to develop novel antibacterials for the treatment of biodefense pathogens. In connection with the termination, the Company sought payment from DTRA for additional expenses the Company had incurred. Effective April 30, 2015, the Company reached a settlement of its claim with DTRA. The net settlement of $7,122,000 was recorded as contract revenue during the nine months ended September 30, 2015. Together with sums previously received, it constitutes complete and final settlement of the contract.

National Institute of Allergy and Infectious Diseases
In July 2015, the Company was awarded a contract by the National Institute of Allergy and Infectious Diseases ("NIAID") for $1.5 million committed through September 30, 2016, with total funding of up to $4.5 million available if all options are exercised under the contract. In January 2016, an additional committed funding of $0.5 million was added to the awarded funding and the total potential funding was increased to $5.0 million. In April 2016, NIAID modified the contract to exercise an option which increased the total contract committed funding to $4.4 million through February 2018, with total potential funding remaining at $5.0 million if the remaining option is exercised.
In July 2014, the Company was awarded a one-year, $407,000 grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. In July 2015, NIAID extended the grant term through July 31, 2016. The Company recorded contract revenue of $615,000 and $693,000 under these agreements during the three-month periods ended September 30, 2016 and 2015, respectively, and $1,828,000 and $775,000 the nine-month periods ended September 30, 2016 and 2015, respectively.
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

Future principal debt payments on the currently outstanding term loan are payable as follows (in thousands):

September 30, 2016
2016	$—
2017	4,167
2018	12,500
2019	8,333
Total principal payments	25,000
Final fee due at maturity in 2019	2,000
Total principal and final fee payments	27,000
Unamortized discount and debt issuance costs	(1,983)
Less current portion	(1,042)
Loan payable, long-term	$23,975
The obligation includes a final fee of $2,000,000, representing 8% of the term loan currently funded, which accretes over the life of the loan as interest expense. The Company recorded interest expense related to the loan of $0.7 million and $0.3 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $1.6 million and $0.3 million for the nine-month periods ended September 30, 2016 and 2015, respectively.
8. Stockholders' Equity
On April 7, 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.
As of September 30, 2016, the Company had sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for aggregate gross proceeds of $5.3 million and net proceeds of $5.1 million after deducting the sales commissions and offering expenses. As of September 30, 2016, $24.7 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.
On June 3, 2016, the Company sold 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock pursuant to the Purchase Agreement for aggregate gross proceeds of $25.4 million in the Private Placement. The warrants have an exercise price of $3.66 and are exercisable up to five years from the date of issuance. The Company's Chief Operating Officer, a related party, participated in the Private Placement by purchasing 141,453 shares of common stock and a warrant to purchase 35,363 shares of common stock for an aggregate purchase price of $0.5 million. Issuance costs of $0.3 million were offset against equity as a reduction from gross proceeds.
At the close of the Private Placement, the estimated fair values of the common stock and warrants issued were $22.9 million and $2.6 million, respectively. At September 30, 2016, using Black-Scholes, the Company estimated the fair value of the warrant liability to be $5.4 million and recorded a charge of $1.5 million and $2.8 million, for the increase in the liability, in the condensed consolidated statements of operations, for the three-month and nine-month periods ended September 30, 2016, respectively.
Equity Incentive Plans
2014 Plan
In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective, January 1, 2016, the compensation committee of the board of directors approved an evergreen increase of 735,808 shares that may be granted in accordance with the terms of the 2014 Plan. As of September 30, 2016, 626,991 shares were available for future issuance under the 2014 Plan.

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
2014 Employment Commencement Incentive Plan
In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, RSUs, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of September 30, 2016, a total of 1,150,000 shares of common stock have been authorized under the Inducement Plan, including the additional 500,000 shares that became available resulting from an amendment adopted by the board of directors as of March 17, 2016. As of September 30, 2016, 197,592 shares were available for future issuance under the Inducement Plan.
2014 Employee Stock Purchase Plan
In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective, January 1, 2016, the compensation committee of the board of directors approved an evergreen increase of 183,952 shares that may be granted in accordance with the terms of the ESPP. As of September 30, 2016, 141,527 shares of common stock have been issued to employees participating in the ESPP, and 366,950 shares are available for issuance under the ESPP.
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
The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of September 30, 2016 and December 31, 2015 there were no shares subject to repurchase relating to the early exercise of options.
In connection with the board of directors and stockholders approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of September 30, 2016, a total of 889,755 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

The following table summarizes stock option activity under the stock plans, excluding the ESPP, and related information:

	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance at December 31, 2015	893,462	2,387,337	$7.92	7.61
Additional shares authorized	1,235,808	—
Options granted	(1,324,600)	1,324,600	$4.01
Options exercised	—	(3,263)	$2.45
Options cancelled	292,538	(292,538)	$8.36
RSUs granted	(324,650)	—
RSUs cancelled	52,025	—
Balance at September 30, 2016	824,583	3,416,136	$6.37	8.17
Stock-based compensation expense recognized for stock options granted to employees and non-employee directors in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Research and development	$542	$340	$1,511	$1,000
General and administrative	432	412	1,215	1,286
Total	$974	$752	$2,726	$2,286
As of September 30, 2016, approximately $6,979,000 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 2.87 years.
The estimated grant date fair value of employee stock options with time-based vesting terms was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (years)	6.0 years	6.0 years	5.3–6.0 years	5.4–6.0 years
Expected volatility	67%–68%	67%–75%	67%–74%	65%–75%
Risk-free interest rate	1.1%–1.3%	1.7%–1.9%	1.1%–1.5%	1.5%–1.9%
Expected dividend yield	—	—	—	—
Stock Options Granted to Non-Employees
During the three-month period ended September 30, 2016, the Company granted to a non-employee an option to purchase 15,000 shares of common stock. The Company did not grant stock options to non-employees during the nine-month period ended September 30, 2015. The Company recorded non-employees stock-based compensation expense of approximately $6,000 and zero for the three-month periods ended September 30, 2016 and 2015, respectively, and $6,000 and zero for the nine-month periods ended September 30, 2016 and 2015, respectively. The Company measures the estimated fair value of the award for each period until the award is fully vested. The fair value of options granted to non-employees during the three-month and nine-month periods ended September 30, 2016 was estimated using Black-Scholes with the following assumptions:

Three and Nine Months Ended September 30,
2016
Expected term (years)	1.01 years
Expected volatility	63%
Risk-free interest rate	0.6%
Expected dividend yield	0%
Restricted Stock Units Granted to Employees
During the nine-month period ended September 30, 2016, the Company granted RSUs to employees to receive 324,650 shares of common stock under the Company's stock plans with a weighted-average estimated grant-date fair value of $3.86 per share. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of September 30, 2016, there were unrecognized compensation costs of $2,877,000 related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 2.92 years.
A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of RSUs	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2015	372,024	$8.02	$2,135
RSUs granted	324,650	$3.86
RSUs released	(83,221)	$8.28
RSUs cancelled	(52,025)	$6.92
Balance, September 30, 2016	561,428	$5.68	$2,689
Stock Options and Restricted Stock Units Granted to Employees that Contain Performance Conditions
During the three-month and nine-month periods ended September 30, 2016, the Company granted options to purchase an aggregate of 129,000 and 340,250 shares of common stock and 6,750 and 56,925 RSUs that vest upon the achievement of market-based common stock price targets. The fair values of these options and RSUs were estimated at the grant date using a Monte-Carlo simulation model. The Monte-Carlo simulation model requires the use of a range of assumptions. The risk-free interest rate range was 1.37% to 1.76%, expected volatility rate was 70% and the dividend rate was 0%. The expected life assumption is not used in Monte-Carlo simulation model, but the output of the model indicated an expected time to vest of 2.5 to 6.0 years. The associated stock-based compensation expense is being recognized on a straight-line basis over the implicit service period (expected time to vest) derived from that simulation model. The Company did not issue any performance based options to purchase common stock, or RSUs during the three-month and nine-month periods ended September 30, 2015.
9. Commitments
Nonrefundable advance payments
In July 2015, the Company entered into an agreement with its pharmaceutical contract manufacturing organization that obligates it to make a total of $1.5 million of nonrefundable advance payments for the reservation of facilities and resources, plus procurement of long-lead raw materials, to produce plazomicin for regulatory commercial validation.  Such advance payments are initially capitalized as prepaid and other current assets and are being recognized as research and development expenses as goods are delivered and services are performed.  The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. As of September 30, 2016, the Company had recorded $0.8 million as prepaid and other current assets related to this agreement. Through September 30, 2016, the Company has recognized $0.7 million as research and development expenses.
Facilities Lease Obligation

The Company leases its principal executive offices in South San Francisco under a non-cancelable lease agreement that expires on April 14, 2017. In August 2016, the Company entered into a non-cancelable agreement (the "Lease") to lease approximately 47,000 square feet of office, laboratory and research and development space for the Company's new principal executive offices. The Lease is set to commence in March 2017, after the substantial completion of certain improvements ("Tenant Improvements") required under the Lease, and set to expire in August 2027 ("Lease Term"). The Lease contains expansion options and an option to extend the Lease Term for an additional 5 years. Base rent for the first year of the Lease Term is approximately $2.7 million, with an increase in annual base rent of approximately 3.5% in each subsequent year of the Lease Term. The Lease also provides for rent abatement of approximately $1.8 million for the first year of the Lease Term.
The Company is entitled to a one-time improvement allowance of $5.7 million for the Tenant Improvements (the "Allowance"). The Landlord disburses the Allowance for the Tenant Improvement on behalf of the Company. In the event that the Company withdraws from the Lease prior to the commencement of the Lease, the Company will be required to reimburse the Landlord for expenditures incurred related to the Tenant Improvements. As of September 30, 2016, the Company has recorded approximately $107,000 within construction-in-progress under property, plant and equipment, net and other current liabilities in the condensed consolidated balance sheet related to costs incurred under the Allowance. At its election, the Company is also entitled to an additional improvements allowance of $0.9 million ("Additional Allowance"). In the event the Company elects to use the Additional Allowance, the base rent will be increased as calculated in the Lease. Further, the Company had a deposit of $250,000 included in long-term restricted cash as of September 30, 2016, restricted from withdrawal and held in a money market account with one of the Company’s financial institutions in the form of collateral for a letter of credit held as security for the Lease.
Future minimum lease payments under the operating leases as of September 30, 2016 are as follows (in thousands):

Year Ending December 31,	Amounts
2016	$200
2017	1,103
2018	2,500
2019	2,890
2020	2,991
Thereafter	22,815
Total minimum lease payments	$32,500
The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $145,000 and $150,000 for the three-month periods ended September 30, 2016 and 2015, respectively, and $435,000 and $381,000 for the nine-month periods ended September 30, 2016 and 2015, respectively.

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
Our development plan for plazomicin includes two Phase 3 clinical trials. The first study, a Phase 3 trial of plazomicin for the treatment of patients with complicated urinary tract infections (“cUTI”) and acute pyelonephritis (“AP”), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. The Phase 3 EPIC trial is a randomized, double blind, active controlled study in patients with cUTI and AP and allows broad enrollment of patients with gram-negative infections. We have reached agreement with the U.S. Food and Drug Administration ("FDA") that this non-inferiority trial comparing plazomicin to meropenem with a 15% non-inferiority margin and a corresponding sample size of approximately 530 patients, is acceptable. The first patient was enrolled in the Phase 3 EPIC trial in January 2016 and enrollment was closed in August 2016 with 609 patients. We expect top-line results for our Phase 3 EPIC trial by the end of 2016 and expect to submit an NDA for plazomicin in the second half of 2017, with a planned commercial launch of plazomicin in the U.S. in 2018, if our NDA is approved. We also plan to submit a Marketing Authorization Application to the European Medicines Agency for plazomicin in 2018.
The Phase 3 EPIC trial enrolled a broad range of patients with cUTI or AP, including patients with infections due to MDR gram-negative pathogens. If successful, this study will provide clinical evidence of non-inferiority to meropenem, a carbapenem antibiotic considered to be a last line of defense in patients with serious infections due to Enterobacteriaceae, including fluoroquinolone resistant and extended spectrum beta-lactamase ("ESBL") producing isolates. We believe that favorable efficacy data from this trial will provide the basis for FDA approval and will permit plazomicin to be used as a treatment for MDR gram-negative pathogens, including CRE and ESBL-producing pathogens. This study will also provide important safety data regarding plazomicin in patients with various co-morbidities, including those with varying degrees of renal function.
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
We ended enrollment in the CARE study in August 2016 and expect to announce top-line data results from our Phase 3 CARE study by the end of 2016. We plan to submit the Phase 3 CARE study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial and to submit the results to a peer-reviewed journal and for presentation at a medical meeting in 2017. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform use of plazomicin in the treatment of patients with CRE infections.
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
On April 7, 2015, we entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. As of September 30, 2016, we had sold 1,105,549 shares under the Sales Agreement at an average price of $4.82 per share and we received aggregate cash proceeds of $5.1 million, after deducting the sales commissions and offering expenses.
On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million, $15.0 million of which was provided to us on August 5, 2015 and $10.0 million of which was provided to us on June 20, 2016.
On May 26, 2016, BARDA exercised an additional option ("Option 3") under its existing contract, and we were awarded an additional $20.0 million in contract funding. Option 3 also includes a no-cost extension of the period of performance for Option 1 to September 20, 2016, under the contract to support our Phase 3 EPIC trial of plazomicin. The funding from Option 3 is focused on the Phase 3 pivotal clinical trial of plazomicin, the EPIC study, in cUTI. This brings the total committed funding under the contract to $123.8 million.
On June 3, 2016, we sold 7,999,996 shares of common stock and warrants to purchase 1,999,999 shares of common stock pursuant to a Securities Purchase Agreement (“Purchase Agreement”) for aggregate gross proceeds of $25.4 million and aggregate net proceeds of $25.1 million, after deducting the issuance costs, in a private placement financing transaction (the "Private Placement"). The warrants have an exercise price of $3.66 and are exercisable up to five years from the date of issuance.
We have never been profitable and have incurred net losses in each year since the commencement of our operations. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and associated general and administrative costs. We expect to incur substantial losses from operations in the foreseeable future as we advance plazomicin and other product candidates through preclinical and clinical development, seek regulatory approval, and prepare for, if approved, commercialization. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the BARDA contract, are estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the second quarter of 2017. Still, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See “Liquidity and Capital Resources” and Note 1 of the accompanying unaudited condensed consolidated financial statements and to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information describing the circumstances that lead to the inclusion of this explanatory paragraph.
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
For the three-month periods ended September 30, 2016 and 2015, total revenue recognized under the BARDA contract was $15.4 million and $3.8 million, respectively, and $29.2 million and $13.5 million, respectively, for the nine-month periods ended September 30, 2016 and 2015. Through September 30, 2016, a total of $106.3 million under the BARDA contract was recorded as revenue, with $17.5 million remaining available from the funding currently committed under the contract.
National Institute of Allergy and Infectious Diseases (NIAID). In July 2014, the Company was awarded a one-year, $407,000 grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. The contract was subsequently modified to extend through July 31, 2016.

In July 2015, the Company was awarded a contract by NIAID for $1.5 million committed through September 30, 2016, with total funding of up to $4.5 million available if all options are exercised under the contract. In January 2016, an additional committed funding of $0.5 million was added to the awarded funding and the total potential funding was increased to $5.0 million. In April 2016, NIAID modified the contract to exercise an option which increased the total contract committed funding to $4.4 million through February 2018, with total potential funding remaining at $5.0 million if the remaining option is exercised.

For the three-month periods ended September 30, 2016 and 2015, total revenue recognized under the NIAID contracts was $615,000 and $693,000, respectively, and $1,828,000 and $775,000, respectively, for the nine-month periods ended September 30, 2016 and 2015.
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
We expect to continue to incur substantial expenses for the foreseeable future related to our R&D activities as we continue research programs and the development of our product candidates. Further, we have incurred substantial research and development costs associated with our plazomicin program as our Phase 3 EPIC and CARE trials have completed patient enrollment. We expect to continue to incur substantial R&D expenses in the future as we continue to support plazomicin development, including preparations to submit an NDA for plazomicin to the FDA.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in R&D. We anticipate general and administrative expenses will continue to increase in future periods, reflecting an expanding infrastructure in preparation for commercialization of plazomicin, if approved.
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
During the nine-month period ended September 30, 2016, we adopted the accounting policy related to the warrant liabilities as discussed below, in addition to the critical accounting policies described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
The initial fair value of the warrants was determined using a calibration model that involved using Black-Scholes, which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of our common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants included in “change in warrant and derivative liabilities” in the condensed consolidated statements of operations.
Results of Operations
Comparison of the Three-Month Periods Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Change
	2016	2015
	(in thousands)
Contract revenue	$16,046	$4,476	$11,570
Operating expenses:
Research and development	20,536	10,000	10,536
General and administrative	4,460	3,006	1,454
Loss from operations	(8,950)	(8,530)	(420)
Interest expense	(670)	(264)	(406)
Change in warrant and derivative liabilities	(1,499)	—	(1,499)
Other income, net	81	32	49
Net loss	$(11,038)	$(8,762)	$(2,276)
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $11.5 million to $16.0 million in the three-month period ended September 30, 2016 from $4.5 million in the comparable period in 2015. This increase was primarily due to an increase in research and development services performed under our BARDA contract.
Research and Development Expenses
R&D expenses increased $10.5 million to $20.5 million in the three-month period ended September 30, 2016 from $10.0 million in the comparable period in 2015. This was primarily due to increases of $7.5 million in the external expenses related to our plazomicin program, mainly attributable to the Phase 3 EPIC trial of plazomicin, $1.0 million in consulting and non-clinical costs for research programs other than plazomicin and $2.1 million in personnel and overhead related costs as headcount increased in our research and development organization since 2015.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Three Months Ended September 30,		Change
	2016	2015
	(in thousands)
Research and development expenses by program:
Plazomicin	$16,866	$7,607	$9,259
Other research programs	3,670	2,393	1,277
Total research and development expenses	$20,536	$10,000	$10,536
General and Administrative Expenses
General and administrative expenses increased $1.5 million to $4.5 million for the three-month period ended September 30, 2016 from $3.0 million for the comparable period in 2015. The increase in general and administrative expenses was primarily due to an increase of $0.8 million in personnel and facility related costs and an increase of $0.7 million in costs supporting the development, manufacturing, registration and commercialization of plazomicin.

Interest Expense
Interest expense increased $0.4 million to $0.7 million for the three-month period ended September 30, 2016 from $0.3 million for the comparable period in 2015. The increase was a result of an additional $10.0 million of borrowings under the Solar Capital loan agreement in June 2016.
Change in Warrant and Derivative Liabilities
Change in warrant and derivative liabilities increased $1.5 million for the three-month period ended September 30, 2016 from zero for the comparable period in 2015. The increase is primarily due to the change in the estimated fair value of the warrant liability, which increased mainly due to the change in our stock price.
Comparison of the Nine-Month Periods Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Change
	2016	2015
	(in thousands)
Contract revenue	$31,039	$21,397	$9,642
Operating expenses:
Research and development	56,137	27,967	28,170
General and administrative	12,188	9,119	3,069
Loss from operations	(37,286)	(15,689)	(21,597)
Interest expense	(1,555)	(264)	(1,291)
Change in warrant and derivative liabilities	(2,881)	—	(2,881)
Other income, net	219	126	93
Net loss	$(41,503)	$(15,827)	$(25,676)
Contract Revenue
Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $9.6 million to $31.0 million in the nine-month period ended September 30, 2016 from $21.4 million in the comparable period in 2015. This increase was primarily due to an increase in research and development services performed under our BARDA and NIAID contracts.
Research and Development Expenses
R&D expenses increased $28.1 million to $56.1 million in the nine-month period ended September 30, 2016 from $28.0 million in the comparable period in 2015. This was primarily due to increases of $19.2 million in the external expenses related to our plazomicin program, mainly attributable to the Phase 3 EPIC trial of plazomicin, $3.9 million in consulting and non-clinical costs for research programs other than plazomicin, including a signing fee under a collaboration and license agreement for our early research program, and $5.0 million in personnel and overhead related costs as headcount increased in our research and development organization since 2015.
We record R&D expenses by program where directly identifiable. In the table below, we have allocated indirect R&D costs based on time charged directly to programs by R&D employees. Indirect R&D costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Nine Months Ended September 30,		Change
	2016	2015
	(in thousands)
Research and development expenses by program:
Plazomicin	$44,685	$21,178	$23,507
Other research programs	11,452	6,789	4,663
Total research and development expenses	$56,137	$27,967	$28,170

General and Administrative Expenses
General and administrative expenses increased $3.1 million to $12.2 million for the nine-month period ended September 30, 2016 from $9.1 million for the comparable period in 2015. The increase in general and administrative expenses was primarily due to an increase of $1.5 million in personnel and facility related costs, an increase of $0.9 million in consulting and professional fees, and an increase of $0.7 million in costs supporting the development, manufacturing, registration and commercialization of plazomicin
Interest Expense
Interest expense increased $1.3 million to $1.6 million for the nine-month period ended September 30, 2016 from $0.3 million for the comparable period in 2015. The increase was the result of $15.0 million of borrowings in August 2015 and an additional $10.0 million of borrowings in June 2016, under the Solar Capital loan agreement.
Change in Warrant and Derivative Liabilities
Change in warrant and derivative liabilities increased $2.9 million for the nine-month period ended September 30, 2016 from zero for the comparable period in 2015. The increase is primarily due to the change in the estimated fair value of the warrant liability, which increased mainly due to the change in our stock price.
Liquidity and Capital Resources

	Nine-Month Period Ended September 30,
	2016	2015
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(34,996)	$(9,611)
Net cash provided by investing activities	18,235	8,700
Net cash provided by financing activities	38,276	17,092
Net increase (decrease) in cash and cash equivalents	$21,515	$16,181
Cash Flows from Operating Activities
Net cash used in operating activities was $35.0 million for the nine-month period ended September 30, 2016. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the nine-month period ended September 30, 2016 of $41.5 million was partially offset by non-cash charges of $2.9 million for the revaluation of the warrant and derivative liabilities, $0.3 million for depreciation and amortization, $0.3 million for amortization of premium on short-term investments, $0.5 million for non-cash interest expense, $2.7 million for stock-based compensation, and a change in net operating assets and liabilities of $0.2 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities partially offset by an increase in contract receivable and prepaid expenses and other assets, as a result of costs for our ongoing Phase 3 EPIC trial and the timing of our payments.
Net cash used in operating activities was $9.6 million for the nine-month period ended September 30, 2015. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the nine-month period ended September 30, 2015 of $15.8 million was partially offset by non-cash charges of $0.3 million for depreciation and amortization, $0.3 million for amortization of premium on short-term investments and $2.3 million for stock-based compensation and a change in net operating assets and liabilities of $3.1 million. The change in net operating assets and liabilities of $3.1 million was primarily due to an increase in accounts payable and accrued liabilities as a result of costs related to preparing for our Phase 3 EPIC trial of plazomicin and the timing of our payments.
Cash Flows from Investing Activities
Net cash provided by investing activities was $18.2 million and $8.7 million for the nine-month period ended September 30, 2016 and 2015, respectively. The net cash provided by investing activities during the nine-month periods ended September 30, 2016 and 2015 is primarily a result of maturities in excess of purchases of short-term investments of $18.9 million and $9.1 million, respectively. Other uses of cash in both periods resulted from purchases of property, plant and equipment to facilitate our increased R&D activities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $38.3 million and $17.1 million for the nine-month period ended September 30, 2016 and 2015, respectively. The net cash provided by financing activities during the nine-month period ended September 30, 2016 includes $25.1 million for the sale of common stock and warrants to purchase common stock from the Private Placement, $10.0 million from the term loan provided by Solar Capital Ltd. in June 2016, $3.0 million through "at the market" offerings in which Cowen and Company, LLC acted as sales agent, and $0.2 million from issuance of common stock pursuant to our equity incentive plans. The net cash provided by financing activities during the nine-month period ended September 30, 2015 were from net proceeds from borrowings of $14.6 million, the issuance of common stock pursuant to our equity incentive plans of $1.2 million and the sale of our common stock of $1.3 million through "at the market" offerings in which Cowen and Company, LLC acted as sales agent.
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
On April 7, 2015, we filed a Registration Statement on Form S-3 (File No. 333-203282), declared effective by the Securities and Exchange Commission (the "SEC") on April 21, 2015 (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in "at the market" offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the "Sales Agreement") on April 7, 2015. Through September 2016, we sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for aggregate gross proceeds of $5.3 million and net proceeds of $5.1 million, after deducting the sales commissions and offering expenses. As of September 30, 2016, approximately $144.7 million in securities remained unissued under the Shelf Registration Statement, including up to $24.7 million of common stock available to be sold under the Sales Agreement, subject to certain conditions specified therein.
On May 26, 2016, we were awarded an additional $20.0 million from Option 3 of the BARDA Contract to support the Phase 3 EPIC trial of plazomicin, which includes a no-cost extension of the period of performance for Option 1 to September 20, 2016.
On June 3, 2016, we closed a Private Placement and received aggregate gross proceeds of $25.4 million and aggregate net proceeds of $25.1 million, after deducting the issuance costs, from the sale of 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock. The warrants have an exercise price of $3.66 and are exercisable up to five years from the date of issuance.
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

•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin;

•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;

•	the costs associated with developing a plazomicin IVD assay to support therapeutic drug monitoring;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including the preparation of a NDA for plazomicin, and any supplemental applications thereto;

•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	the emergence of competing technologies and other adverse market developments;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts; and

•	the costs associated with being a public company.
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

•
We entered into a new lease agreement to lease office, laboratory and research and development space for our new principal executive offices that includes future minimum lease payments of $32.0 million through August 2027. See Note 9 of the accompanying unaudited condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
There have not been any material changes to our exposure to market risk during the nine-month period ended September 30, 2016. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2015 and 2014 and the nine months ended September 30, 2016, we derived all of our revenue from government contracts for research and development. Our net losses for the years ended December 31, 2015 and 2014 were $27.1 million and $20.2 million, respectively. Our net losses for the nine-months ended September 30, 2016 and 2015 were $41.5 million and $15.8 million, respectively. As of September 30, 2016, we had an accumulated deficit of $217.5 million.
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
We currently have no products approved for sale, and since 2007, we have invested a significant portion of our efforts and financial resources in the development of plazomicin. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for and, ultimately, successfully commercialize plazomicin. In early January 2016, we dosed our first patient in our Phase 3 EPIC trial, which we expect to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. In September 2014, we dosed our first patients in our Phase 3 CARE trial, and we stopped enrollment in the Phase 3 CARE study when we completed enrollment in the Phase 3 EPIC study in August 2016. We have not previously completed a clinical trial of plazomicin in patients with CRE infections, and we have no direct clinical evidence that plazomicin is effective in treating CRE infections in humans. Our Phase 2 trial evaluated the efficacy of plazomicin compared with levofloxacin in patients with cUTI. Our ability to develop, obtain regulatory approval for, and successfully commercialize plazomicin effectively will depend on several factors, including the following:

•
successful completion of our registration trial for plazomicin in our Phase 3 EPIC trial and our Phase 3 CARE trial, which will depend substantially upon the satisfactory performance of third-party contractors;

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
In addition, our product development and commercialization program includes the development of an in vitro diagnostic (“IVD”) assay which must be developed and would need to successfully complete a clinical performance study and be approved or cleared for marketing by the FDA and certain other foreign regulatory agencies, and then be commercialized concurrently with plazomicin in the associated markets. If we are unable to develop, receive marketing approval for plazomicin or an IVD assay in a timely manner or at all, we could experience significant delays to successfully develop and commercialize plazomicin, which would materially and adversely affect our business, financial condition, and results of operations.
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
As of September 30, 2016, we had working capital of $59.5 million and unrestricted cash, cash equivalents and short-term investments of $61.1 million. Management believes that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, combined with the committed funds from the Biomedical Advanced Research and Development Authority (“BARDA”) contract, is estimated to be sufficient to meet our anticipated cash requirements to fund our current planned operations at least through the beginning of the second quarter of 2017. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including for obtaining marketing approval for plazomicin.
We may obtain additional financing through public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Solar Capital Ltd. and our pledge to Solar Capital Ltd. of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Solar Capital Ltd. with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin;

•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the rate of progress and cost of our Phase 3 trials, any other clinical trials we may commence, preclinical studies and other discovery and research and development activities;

•	the costs associated with developing a plazomicin IVD assay to support therapeutic drug monitoring;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including the preparation of a NDA for plazomicin, and any supplemental applications thereto;

•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	the emergence of competing technologies and other adverse market developments;

•	the resources we devote to marketing, and, if approved, commercializing our product candidates;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts; and

•	the costs associated with being a public company.
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
The first patient in our Phase 3 EPIC trial for plazomicin was enrolled in early January 2016 and patient enrollment was completed in August 2016. We expect top-line results for our Phase 3 EPIC trial by the end of 2016 and expect to submit an NDA for plazomicin in the second half of 2017, with a planned commercial launch of plazomicin in the U.S. in 2018, if our NDA is approved. We also plan to submit a Marketing Authorization Application to the European Medicines Agency ("EMA") for plazomicin in 2018.
The first patient in our Phase 3 CARE trial for plazomicin was enrolled in September 2014. We ended enrollment in the CARE study in August 2016 and expect to announce top-line data results by the end of 2016, and to submit the study results as supportive data with the plazomicin NDA based on our Phase 3 EPIC trial. We also plan to submit the results to a peer-reviewed journal and for presentation at medical meetings in 2016 and 2017. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform use of plazomicin in the treatment of patients with CRE infections.
We cannot be certain that our future clinical trials for plazomicin, or other product candidates, will progress as expected, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or support continued clinical development of the associated product candidate.
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
Our Phase 3 CARE trial for plazomicin is subject to a number of specific risks that may affect the outcome of the trial, including the lack of a prior clinical trial in patients with CRE infections.
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
Cohort 1 of our Phase 3 CARE trial was originally planned and the size estimated based on a superiority design. We have recently decided to reduce the planned enrollment of our Phase 3 CARE trial. With this reduced sample size, the study will not be powered to demonstrate superiority but we still expect the same trend in improvement with the plazomicin-based regimen compared to the comparator arm. We may be unable to demonstrate a clear trend in favor of plazomicin as the "mortality plus" and other endpoints will depend to a significant degree on the accuracy of our assumptions about the rates of mortality and a number of significant disease-related complications in the comparator and plazomicin arms of our Phase 3 CARE trial. Although we believe we have been conservative in our assumptions, if, for example, patients in the comparator arm of our trial have significantly lower rates of mortality, or rates of applicable disease-related complications, than we expect, we may find that our trial is unfeasible or may have to enroll more patients at additional cost and delay. Our ability to claim certain of the market and label benefits that a successful superiority trial would have provided, will be reduced by pursuing a reduced target enrollment in our Phase 3 CARE trial. Further, the FDA, the EMA and other regulatory authorities as well as physicians and other third parties may not consider the data from our Phase 3 CARE trial to be supportive of plazomicin’s potential to address serious bacterial infections caused by CRE.
Failure to successfully develop, validate and obtain regulatory clearance or approval of a plazomicin IVD assay could harm our development and commercialization strategy for plazomicin for the treatment of serious bacterial infections caused by CRE.
An important element of our development and commercialization strategy for plazomicin for the treatment of serious bacterial infections caused by CRE is the development of an IVD assay to support the Therapeutic Drug Management ("TDM") of patients dosed with plazomicin; the plazomicin IVD assay is intended to measure levels of plazomicin in the blood so patients can receive safe and efficacious doses of plazomicin. In collaboration with ARK Diagnostics, Inc. (“ARK”), we co-developed such an assay for use in our Phase 3 CARE study and we intend to co-develop and commercialize an assay for use with plazomicin, if approved.
IVD assays are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore require separate regulatory clearance or approval prior to commercialization. The development of a new IVD assay for a novel therapeutic such as plazomicin can be complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval. The regulatory pathway for the IVD will depend on the determination of a need for the assay demonstrated by our Phase 3 clinical studies. Should the plazomicin assay be classified as a companion diagnostic, or the regulatory clearance or approval process for our IVD assay is delayed, it could impact our ability to successfully commercialize plazomicin for the treatment of serious bacterial infections caused by CRE.
It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of a plazomicin assay during the development and regulatory approval process. We also expect to develop an assay for use on additional analyzers beyond the current Roche Modular P. We or our other current or future collaboration partners may encounter difficulties in developing, obtaining regulatory clearance or approval for, and manufacturing of, an assay with appropriate quality standards, similar to those we face with respect to our drug product candidates themselves. Failure to overcome these hurdles could have an adverse effect on our ability to obtain regulatory clearance or approval for or to obtain market acceptance for and to commercialize an IVD assay or plazomicin.
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
Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If plazomicin or any of our other product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.
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
We may become dependent on ARK or an alternative collaboration partner to commercialize an IVD assay.
Should we enter into an agreement with ARK or an alternative collaboration partner for the development and commercialization of a plazomicin IVD assay, we would be dependent on ARK or such collaboration partner with respect to such manufacturing and supply and with respect to commercialization in the United States and the EU. This would reduce our control over these activities but would not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards with respect to plazomicin.
We or ARK, or an alternative collaboration partner we may work with, may encounter difficulties in developing an assay for commercial application in one or more countries, including issues in relation to automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such assay. If ARK or any such alternative collaborator does not perform its contractual duties or obligations, experiences work stoppages, does not meet expected deadlines, terminates its agreements with us or needs to be replaced, or if they otherwise do not meet our expectations for development, manufacture or commercialization of the assay, we may need to enter into new arrangements with one or more alternative third parties for development, manufacture or commercialization of the assay or an alternative assay. We may not be able to do so on commercially reasonably terms, or within the terms of the commercialization agreement without amending such terms, or at all, which could adversely impact our business and results of operations related to plazomicin for the treatment of serious bacterial infections caused by CRE.
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
There are a variety of available therapies marketed for the treatment of MDR infections that we would expect would compete with plazomicin, including AvycazTM (ceftazadime/avibactam), which is marketed by Allergan plc in the United States and marketed by Pfizer outside the United States, tigecycline, which is marketed by Pfizer as Tygacil®, other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B). Many of the available therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If plazomicin is approved, it may be priced at a premium over other competitive products. This may limit plazomicin’s adoption for MDR gram-negative infections.
There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Tetraphase Pharmaceuticals, Inc. is developing eravacycline for complicated urinary and intra-abdominal infections, as well as pneumonia. The Medicines Company is developing Carbavance™ for cUTI and various infection types due to CRE. Merck & Co., Inc. is developing imipenem/relebactam for complicated urinary and intra-abdominal infections, and potentially for pneumonia. Zavante Therapeutics, Inc. is developing ZTI-01 for cUTI. Shionogi is developing cefiderocol for carbapenem-resistant gram-negative pathogens. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.
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
As of September 30, 2016, we had 96 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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
There was no public market for our common stock prior to our IPO in March 2014, the trading volume of our common stock on The NASDAQ Global Market has been limited since then, and there can be no assurance that an active and liquid trading market for our common stock will be sustained. We cannot predict the extent to which investor interest in our company will lead to the development of or sustain an active trading market on The NASDAQ Global Market or otherwise or how liquid that market might become. If an active public market is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration. Stockholders may also be unable to sell their shares of common stock at prices that are attractive to them due to volatility in the market price of our common stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•
announcements relating to our current development program for plazomicin, including any periodic updates relating to timing of top-line data for our Phase 3 EPIC trial and our Phase 3 CARE trial, adverse events, site initiation, and timing of release of interim analyses and final trial results or revisions, modifications to our clinical development plan for plazomicin, including changes to enrollment protocols or additional clinical trials;

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
As of September 30, 2016 our executive officers, directors, and their respective affiliates beneficially owned approximately 10% of our outstanding voting stock. Accordingly, these stockholders may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 7, 2015, we filed a Registration Statement on Form S-3 (File No. 333-203282), (the "Shelf Registration Statement"), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in "at the market" offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the "Sales Agreement") on April 7, 2015. Through September 30, 2016, we have sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for aggregate gross proceeds of $5.3 million. As of September 30, 2016, approximately $144.7 million in securities remained unissued under the Shelf Registration Statement, including up to $24.7 million of common stock available to be sold under the Sales Agreement, subject to certain conditions specified therein.
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
If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of September 30, 2016, we have outstanding a total of 27,451,400 shares of common stock.
In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (the "2003 Plan") or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our "2014 Plan"), our 2014 Employment Commencement Incentive Plan (our "Inducement Plan") and our 2014 Employee Stock Purchase Plan (our "ESPP"), in each case, as of September 30, 2016, 5,169,097 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.
As of November 3, 2016, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 30,024 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.
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

Date: November 7, 2016	ACHAOGEN, INC.

	By:	/s/ Kenneth J. Hillan
Kenneth J. Hillan, M.B., Ch. B.
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2016	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	333-193559	3/10/2014	4.1
4.3	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.4	Warrant issued to Silicon Valley Bank on November 1, 2011.	S-1/A	333-193559	1/24/2014	4.5
4.5	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.6	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
4.7	Form of Warrant, issued pursuant to the Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.	S-3	333-212253	6/24/2016	4.3
10.1†
Modification 0025, dated August 26, 2016, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.
						X
10.2	Lease dated August 12, 2016, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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

Page 70 of 70