Form 10-Q
period 2017-03-31
Achaogen Inc
filed 2017-05-08
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36323

ACHAOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0533693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Tower Place, Suite 300

South San Francisco, CA

(Address of principal executive offices)

94080

(Zip Code)

7000 Shoreline Court, Suite 371

South San Francisco, CA 94080

(Former name or former address, if changed since last report)

(650) 800-3636

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or reviewed accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017, there were 35,853,669 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Achaogen, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,639	$118,964
Short-term investments	94,405	26,912
Contracts receivable	5,866	12,151
Prepaids and other current assets	9,037	2,189
Restricted cash	127	127
Total current assets	147,074	160,343
Property and equipment, net	8,449	3,261
Restricted cash	250	250
Deposit and other assets	33	71
Total assets	$155,806	$163,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,585	$5,739
Accrued liabilities	6,490	9,698
Loan payable, current portion	7,292	4,167
Other current liabilities	45	104
Total current liabilities	25,412	19,708
Loan payable, long-term	18,192	21,110
Warrant liability	27,289	13,874
Derivative liability	622	602
Deferred Rent	5,654	1,896
Total liabilities	77,169	57,190
Commitments and contingencies
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2017 and December 31, 2016; 35,846,301 and 35,638,052 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	36	35
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in-capital	359,139	353,927
Accumulated deficit	(280,479)	(247,220)
Accumulated other comprehensive loss	(59)	(7)
Total stockholders’ equity	78,637	106,735
Total liabilities and stockholders’ equity	$155,806	$163,925

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Operations

(In thousands except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Contract revenue	$7,463	$5,849
Operating expenses
Research and development	18,597	13,893
General and administrative	6,751	3,777
Total operating expenses	25,348	17,670
Loss from operations	(17,885)	(11,821)
Interest expense	(706)	(438)
Change in warrant and derivative liabilities	(14,956)	(12)
Other income, net	288	74
Net Loss	$(33,259)	$(12,197)
Basic and diluted net loss per common share	$(0.93)	$(0.66)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	35,725,876	18,398,288

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net Loss	$(33,259)	$(12,197)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	(52)	55
Total comprehensive loss	$(33,311)	$(12,142)

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(33,259)	$(12,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	121
Amortization of premium (discount) on short-term investments	(42)	160
Stock-based compensation expense	2,911	827
Change in warrant and derivative liabilities	14,956	12
Non-cash interest expense relating to notes payable	207	135
Change in operating assets and liabilities:
Contracts receivable	6,285	(27)
Prepaids and other assets	(6,810)	(1,390)
Accounts payable and accrued liabilities	2,316	3,544
Other liabilities	(95)	(51)
Net cash used in operating activities	(13,418)	(8,866)
Cash flows from investing activities:
Purchase of property and equipment	(1,185)	(269)
Purchase of short-term investments	(86,759)	—
Maturities of short-term investments	19,256	8,280
Net cash used in investing activities	(68,688)	8,011
Cash flows from financing activities:
Payments of issuance costs, related to underwritten public offering	(42)	—
Proceeds from the issuance of common stock in connection with equity incentive plans	535	—
Proceeds from exercise of stock warrants	288	—
Net cash provided by financing activities	781	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(81,325)	(855)
Cash, cash equivalents, and restricted cash at beginning of period	119,341	20,414
Cash, cash equivalents, and restricted cash at end of period	$38,016	$19,559
Supplemental disclosures of cash flow information
Interest paid	$499	$303
Supplemental disclosures of noncash investing and financing information
Reclassification of warrant liability to additional paid-in capital	$1,521	$—
Purchases of property plant and equipment included in deferred rent	$3,794	$—

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

March 31, 2017

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

Reclassifications

The change in derivative liability for the three-month period ended March 31, 2016 has been reclassified to be included in the change in warrant and derivative liabilities to conform to the current year’s presentation. Such reclassifications did not impact the Company’s net loss or financial position.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

In May 2017, the Company entered into an agreement with the Bill & Melinda Gates Foundation (the “Gates Foundation”) to discover drug candidates against gram-negative pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). Pursuant to the Grant Agreement, the Gates Foundation awarded the Company up to approximately $10.5 million in grant funding over a three-year research term, of which approximately $3.2 million will be advanced to the Company within 15 days after signing (the “Advance Funds”). Concurrently with the Grant Agreement, the Company entered into a Common Stock Purchase Agreement with the Gates Foundation, pursuant to which the Company agreed to sell 407,331 shares of its redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds to the Company of $10.0 million (“Gates Investment”).

In connection with the Grant Agreement and the Gates Investment, the Company entered into a strategic relationship with the Gates Foundation (the “Letter Agreement”). Under the terms of the Letter Agreement, the Gates Investment and Advanced Funds may only be used to conduct mutually agreed upon work, including the scale up of the Company’s platform technology to launch a product intended to prevent neonatal sepsis (the “NSP”). Pursuant to the Letter Agreement, the Company agreed to make the NSP available and accessible in certain developing countries and to grant the Gates Foundation a non-exclusive license to commercialize selected drug candidates in specified developing countries, which may only be exercised in the event of certain defaults as described in the Letter Agreement (the “Global Access”). The Global Access will continue in effect until the earlier of 25 years from the closing of the Gates Investment or 7 years following the termination of all funding provided by the Gates Foundation; provided, that the Global

Access will continue for any products or services developed with funding provided by the Gates Foundation which continue to be developed or available in certain developing countries.

On December 19, 2016, the Company completed an underwritten public offering of common stock made under a prospectus supplement and related prospectus pursuant to a Registration Statement on Form S-3 (File No. 333-203282) filed on April 7, 2015 (the “Shelf Registration Statement”). This offering resulted in the sale of 7,475,000 shares, at a price to the public of $13.50 per share, including the full exercise of the underwriters’ option to purchase an additional 975,000 shares of common stock.  The Company received net proceeds from the offering of $94.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

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

On April 7, 2015, the Company filed the Shelf Registration Statement, declared effective by the SEC on April 21, 2015, covering the offering of up to $150.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in an "at-the-market" ("ATM") equity offering pursuant to a sales agreement with Cowen and Company, LLC. As of March 31, 2017, the Company had sold 1,105,549 shares pursuant to its ATM equity offering program at a weighted-average price of $4.82 per share for aggregate offering proceeds of $5.3 million and aggregate net proceeds of $5.1 million, after deducting the sales commissions and offering expenses.

The Company has incurred losses and negative cash flows from operations every year since its inception.  As of March 31, 2017, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $132.0 million and an accumulated deficit of approximately $280.5 million. Management expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and short-term investments as of March 31, 2017 will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these financial statements. Management plans to raise additional funds through equity or debt financing arrangements, government contracts, and/or third party collaboration funding in the future to fund its operations, including the commercial launch of plazomicin. However, there can be no assurance that such funding sources will be available at terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

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

Cash and Cash Equivalents

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of March 31, 2017 and December 31, 2016, cash and cash equivalents consisted of bank deposits, cash, commercial paper, cash repurchase agreement investments and investments in money market funds.

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

Restricted Cash

At March 31, 2017 and December 31, 2016, the Company had restricted cash of $377,000. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$37,639	$118,964
Restricted cash, current	127	127
Restricted cash, non-current	250	250
Total cash, cash equivalents, and restricted cash	$38,016	$119,341

The restricted cash, which consists of money market accounts with one of the Company’s financial institutions, serves as collateral for the letters of credit provided as security deposits under the Company’s facility leases. As of March 31, 2017 and December 31, 2016, $127,000 of restricted cash is classified as current assets and relates to the current facility lease that expires on April 14, 2017.

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

Customer Concentration

For the three-month periods ended March 31, 2017 and 2016, the Company’s revenue was generated solely from funding pursuant to U.S. government contracts, and accordingly all contracts receivable relate to funding from U.S. government contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of March 31, 2017 and December 31, 2016, the Company had not experienced any credit losses in such accounts or investments.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes. This guidance simplifies the presentation of deferred income taxes in a classified balance sheet to require that deferred tax liabilities and assets be classified as noncurrent and is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2016. The Company adopted this ASU effective January 1, 2017. The adoption had no impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments.  This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.  This guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective. This ASU is effective beginning January 1, 2017 and the Company assessed that the effects of this ASU had no impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU will be effective for fiscal years beginning after December 15, 2016, including interim periods. The Company adopted this ASU effective January 1, 2017 and elected to account for forfeitures on an estimated basis. The adoption had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company has not yet finalized its preliminary assessment and conclusions on how the adoption of this ASU will affect its current policies related to revenue recognition. The Company expects to adopt the new revenue standard on January 1, 2018, and through the remainder of 2017, will continue to assess the potential impact of adopting this new standard on any current, new or significantly modified customer contracts. In subsequent quarters, the Company will finalize its selection of transition methods and complete its evaluation of additional disclosures that may be required upon adoption of the new standard.

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

For the three-month periods ended March 31, 2017 and 2016, all potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. Below are listed the potentially dilutive securities outstanding as of March 31, 2017 and 2016:

	March 31,
	2017	2016
Options to purchase common stock	4,470,187	2,793,404
Restricted stock units	800,658	495,274
Warrants to purchase common stock	1,231,659	30,024

Warrants outstanding as of March 31, 2017 have a weighted-average exercise price of $3.78.

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

As of March 31, 2017 and December 31, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$4,779	$—	$—	$4,779
Level 1:
Restricted cash	377	—	—	377
Money market funds	14,860	—	—	14,860
Subtotal	15,237	—	—	15,237
Level 2:
Corporate debt securities	31,031	—	(24)	31,007
U.S. Treasury bills	35,033	—	(35)	34,998
Commercial paper	46,400	—	—	46,400
Subtotal	112,464	—	(59)	112,405
Total	$132,480	$—	$(59)	$132,421
Reported as:
Cash and cash equivalents				$37,639
Short-term investments				$94,405
Restricted cash				$377

Liabilities, Level 3
Warrant Liability				$27,289
Derivative Liability				$622
Total				$27,911

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$3,728	$—	$—	$3,728
Level 1:
Restricted cash	377	—	—	377
Money market funds	115,236	—	—	115,236
Subtotal	115,613	—	—	115,613
Level 2:
Corporate debt securities	12,969	—	(7)	12,962
Commercial paper	13,950	—	—	13,950
Subtotal	26,919	—	(7)	26,912
Total	$146,260	$—	$(7)	$146,253
Reported as:
Cash and cash equivalents				$118,964
Short-term investments				$26,912
Restricted cash				$377

Liabilities, Level 3
Warrant liability				$13,874
Derivative liability				$602
Total				$14,476

All available-for-sale securities held as of March 31, 2017 had maturities less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of debt securities that were in unrealized loss positions totaled $63.9 million as of March 31, 2017. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month period ended March 31, 2017.

Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the "Success Fee") if the Company obtains approval to market plazomicin from the Food and Drug Administration (the "FDA"). If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee, approximately $602,000 at December 31, 2016, is recorded as a derivative liability and included in other long-term liabilities on the accompanying condensed consolidated balance sheet. The estimated fair value of the derivative liability as of March 31, 2017 increased by $20,000 to $622,000 from December 31, 2016, as a result of the time value of money, which is presented as change in warrant and derivative liabilities in the Company's condensed consolidated statements of operations for the three-month period ended March 31, 2017.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. upon FDA approval to market plazomicin, and ii) a discount rate of 13% which was derived from the Company's estimated cost of debt. The estimated fair value of the derivative liability is most sensitive to the probability of FDA approval. Should the probability of FDA approval change by 5%, the fair value of the derivative liability as of March 31, 2017 would change by approximately $37,000. For the three-month period ended March 31, 2017, there was no change to the key assumptions used in the calculation of the estimated fair value. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

Pursuant to the Private Placement (see Note 2), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66. The Company classified these warrants as a liability measured at fair value using Black-Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. On the closing date of the Private Placement, June 3, 2016, the $2.6 million initial estimated fair value of the warrants was recorded as a warrant liability on the accompanying condensed consolidated balance sheet. At March 31, 2017 and December 31, 2016, the estimated fair values of the warrants were approximately $27.3 million and $13.9 million, respectively. The change in the estimated fair value is primarily due to the increase in the Company's stock price and is included in changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

In February 2017, certain holders of these warrants exercised warrants to purchase 78,585 shares of common stock. The Company received $0.3 million in proceeds from these warrant exercises. The Company is required to record the exercised warrants at its estimated fair value at the time of exercise, with any change included in changes in warrant and derivative liabilities in the Company’s condensed consolidated statements of operations. The Company estimated the fair value of these exercised warrants at their respective exercise dates to be $1.5 million, an increase of $1.4 million from its initial valuation, at June 3, 2016, of $0.1 million, primarily due to an increase in the Company’s stock price.

The fair value of the warrant liability is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs, including the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. At March 31, 2017 and December 31, 2016, the estimated fair values of the warrants were determined using Black-Scholes with the following assumptions:

	March 31, 2017	December 31, 2016
Expected volatility	80%	80%
Expected term	4.2 years	4.2 years
Risk-free interest rate	1.8%	1.8%
Dividend yield	—%	—%

The expected volatility is based on the Company's expected volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the share price change by 5%, the fair value of the warrant liability as of March 31, 2017 would change by approximately $1.5 million.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations and were as follows for the three-month period ended March 31, 2017 (in thousands):

	Estimated Fair Value of Warrant Liability	Estimated Fair Value of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2016	$13,874	$602
Change in estimated fair value of warrant liability	14,936	—
Reclassification of warrant liability to additional paid in capital upon exercise of warrants	(1,521)	—
Change in estimated fair value of derivative liability	—	20
Balance of Level 3 Liabilities at March 31, 2017	$27,289	$622

4. Balance Sheet Components

Prepaids and other current assets

Prepaids and other current assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred research and development costs	$6,042	$660
Prepaid expenses	2,660	1,390
Other current assets	335	139
	$9,037	$2,189

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Office equipment	$1,071	$644
Laboratory equipment	3,989	4,038
Leasehold improvements	1,072	1,072
Construction-in-progress	6,751	1,896
	12,883	7,650
Less: accumulated depreciation and amortization	(4,434)	(4,389)
Property and equipment, net	$8,449	$3,261

Depreciation and amortization expense for the three-month periods ended March 31, 2017 and 2016 was $113,000 and $121,000, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued clinical and development expenses	$2,394	$3,681
Payroll and related bonus expenses	2,788	4,941
Other	1,308	1,076
	$6,490	$9,698

5. License and Collaboration Agreements

Thermo Fisher Scientific, Inc.

In April 2016, the Company entered into an agreement with its collaboration partner, Microgenics Corporation (“Thermo Fisher”), a wholly owned subsidiary of Thermo Fisher Scientific, Inc., to develop and commercialize an assay to support plazomicin. If approved, the Company and Thermo Fisher plan to have a commercial assay for plazomicin available at launch to enable health care professionals to make decisions on safe and efficacious doses of plazomicin. In accordance with the terms of the agreement, the Company is required to make milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than $6,453,000. In further consideration of this agreement, in the event of a successful commercialization of the assay, the Company is required to pay a minimum threshold annual revenue to Thermo Fisher.

As of March 31, 2017, the Company has incurred $1,433,000 in milestone payments and the cost was fully recorded as research and development expense. The Company recorded $915,000 and zero of research and development expense during the three-month periods ending March 31, 2017 and 2016, respectively, under this agreement. In February 2017, the Company announced the achievement of a strategic milestone in its ongoing collaboration to develop an assay enabling therapeutic drug management of plazomicin.

Crystal Biosciences, Inc.

In May 2016, the Company entered into a collaboration and license agreement with Crystal Biosciences, Inc. (“Crystal”). Pursuant to the terms of this agreement, the Company and Crystal agreed to collaborate on the discovery of monoclonal antibodies against multiple targets. Crystal agreed to conduct the initial discovery work with its antibody platform and the Company has the right to develop and commercialize the antibodies discovered through this collaboration. The Company is required to provide signing and milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than $20,550,000. The upfront signing fee, technology access fees and research funding were recorded as research and development expense. This collaboration and license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of the commercialized product.

Ionis Pharmaceuticals

In January 2006, the Company entered into a license agreement with Ionis Pharmaceuticals, Inc. (“Ionis”). Ionis granted the Company an exclusive, worldwide license with the right to grant and authorize sublicenses related to the research and development of aminoglycoside products. As an up-front fee, the Company issued 97,402 shares of Series A convertible preferred stock at a fair value of $15.40 per share. This license fee of $1,500,000 was recorded as research and development expense in 2006. In further consideration of this license, and in accordance with the terms of the agreement, the Company is required to make milestone payments with respect to development, regulatory and commercialization milestones, and to pay a percentage of revenue received from sublicensees (if any). All such milestone and sublicense revenue payments may total, in the aggregate, up to but no more than $19,500,000 for the first product and $9,750,000 following the second product commercialized under the agreement with Ionis. The Company is also required to pay additional milestone payments of up to $20,000,000 in the aggregate upon the first achievement of specified threshold levels of annual net sales of all aminoglycoside products in a calendar year. The license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of all licensed products, including, if applicable, plazomicin.

Through March 31, 2017, the Company had compensated Ionis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of March 31, 2017, the Company had no outstanding payments due under the agreement.

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

Biomedical Advanced Research and Development Authority

In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA exercised an additional $15,798,000 contract option ("Option 1"), which increased the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin ("Option 2") to increase the total committed funding under this contract to $103,808,000. On May 26, 2016, the Company was awarded an additional $20 million ("Option 3") under the contract to support its Phase 3 EPIC trial of plazomicin. This brings the total committed funding under the contract to $123,808,000. The Company recorded contract revenue of $7,114,000 and $5,270,000 under this agreement during the three-month periods ended March 31, 2017 and 2016, respectively.

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

In July 2014, the Company was awarded a one-year, $407,000 grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. In July 2015, NIAID extended the grant term through July 31, 2016. The Company recorded contract revenue of $349,000 and $579,000 under these agreements during the three-month periods ended March 31, 2017 and 2016, respectively.

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

Future principal debt payments on the currently outstanding term loan are payable as follows (in thousands):

March 31, 2017
2017	$4,167
2018	12,500
2019	8,333
Total principal payments	25,000
Final fee due at maturity in 2019	2,000
Total principal and final fee payments	27,000
Unamortized discount and debt issuance costs	(1,516)
Less current portion	(7,292)
Loan payable, long-term	$18,192

The obligation includes a final fee of $2,000,000, representing 8% of the term loan currently funded, which accretes over the life of the loan as interest expense.  The Company recorded interest expense related to the loan of $0.7 million and $0.4 million for the three-month periods ended March 31, 2017 and 2016, respectively.

8. Stockholders' Equity

On April 7, 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.

As of March 31, 2017, the Company had sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for aggregate gross proceeds of $5.3 million and net proceeds of $5.1 million after deducting the sales commissions and offering expenses. As of March 31, 2017, $24.7 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

At the close of the Private Placement, the estimated fair values of the common stock and warrants issued were $22.9 million and $2.6 million, respectively. At March 31, 2017, using Black-Scholes, the Company estimated the fair value of the remaining warrants outstanding to be $27.3 million and recorded a charge of $11.3 million and $13.4 million, for the increase in the liability, in the condensed consolidated statements of operations, for the year ended December 31, 2016 and three-month period ended March 31, 2017, respectively.

Equity Incentive Plans

2014 Equity Incentive Award Plan

In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective, January 1, 2017, the compensation committee of the board of directors approved an evergreen increase of 1,425,522 shares that may be granted in accordance with the terms of the 2014 Plan. As of March 31, 2017, 909,040 shares were available for future issuance under the 2014 Plan.

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

2014 Employment Commencement Incentive Plan

In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, RSUs, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company.  As of March 31, 2017, a total of 1,600,000 shares of common stock have been authorized under the Inducement Plan, including the additional 450,000 shares that became available resulting from an amendment adopted by the board of directors as of February 22, 2017.  As of March 31, 2017, 356,588 shares were available for future issuance under the Inducement Plan.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective, January 1, 2017, the compensation committee of the board of directors approved an evergreen increase of 178,190 shares that may be granted in accordance with the terms of the ESPP. As of March 31, 2017, 225,261 shares of common stock have been issued to employees participating in the ESPP, and 461,406 shares are available for issuance under the ESPP.

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

The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of March 31, 2017 and December 31, 2016 there were no shares subject to repurchase relating to the early exercise of options.

In connection with the board of directors’ and stockholders’ approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of March 31, 2017, a total of 862,720 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

The following table summarizes stock option activity under the stock plans, excluding the ESPP, and related information:

	Shares Available for grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance, December 31, 2016	639,374	3,540,293	$6.31	7.98
Additional shares authorized	1,875,522	—
Options granted	(1,067,657)	1,067,657	$23.23
Options exercised	—	(54,585)	$9.79
Options cancelled	83,178	(83,178)	$6.61
RSUs granted	(288,064)	—
RSUs cancelled	23,275	—
Balance, March 31, 2017	1,265,628	4,470,187	$10.31	7.90

Stock-based compensation expense recognized for stock options granted to employees and non-employee directors in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$1,602	$454
General and administrative	1,090	373
Total	$2,692	$827

Stock based compensation expense for the three-month period ended March 31, 2017 includes $0.7 million of expense that relate to stock options and restricted stock units held by the former Chief Medical Officer, which were modified upon his resignation in March 2017, including $0.7 million related to such modifications.

As of March 31, 2017, approximately $20,534,000 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.37 years.

The estimated grant date fair value of employee stock options with time-based vesting terms was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term	6.0 years	6.0 years
Expected volatility	80%–81%	73%
Risk-free interest rate	2.0%–2.1%	1.4%
Expected dividend yield	—%	—%

Stock Options Granted to Non-Employees

During the three-month periods ended March 31, 2017 and 2016, the Company did not grant any stock options to non-employees. The Company recorded non-employee stock-based compensation expense of approximately $219,000 and zero for the three-month periods ended March 31, 2017 and 2016, respectively. The Company measures the estimated fair value of the award for each period until the award is fully vested. The non-employee stock-based compensation expense, during the three-month period ended March 31, 2017, was estimated using Black-Scholes with the following assumptions:

Three Months Ended March 31,
2017
Expected term	0.51 years
Expected volatility	77%
Risk-free interest rate	0.9%
Expected dividend yield	—%

Restricted Stock Units Granted to Employees

During the three-month period ended March 31, 2017, the Company granted RSUs to employees to receive 288,064 shares of common stock under the Company's stock plans with a weighted-average estimated grant-date fair value of $21.90 per share. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of March 31, 2017, there were unrecognized compensation costs of $8,401,000 related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 3.33 years.

A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	605,052	$5.60	$7,878
RSUs granted	288,064	$21.90
RSUs released	(69,183)	$5.11
RSUs cancelled	(23,275)	$6.32
Balance, March 31, 2017	800,658	$11.49	$20,201

Stock Options and Restricted Stock Units Granted to Employees that Contain Performance Conditions

During the three-month periods ended March 31, 2017 and 2016, the Company granted options to purchase an aggregate of 142,200 and 199,750 shares of common stock, respectively, and 25,800 and 47,425 RSUs, respectively, that vest upon the achievement of market-based common stock price targets.

The fair value was estimated at the grant date using a Monte-Carlo simulation model (“Monte-Carlo”), which requires the use of a range of assumptions. The expected life assumption is not used in Monte-Carlo, but the output of the model indicates an expected term. The associated stock-based compensation expense is being recognized on a straight-line basis over the implicit service period (expected time to vest) derived from Monte-Carlo. The fair value of awards granted to employees was estimated using Monte-Carlo with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected term	0.5–2.0 years	3.0–6.0 years
Expected volatility	70%	70%
Risk-free interest rate	2.4%	1.8%
Expected dividend yield	—%	—%

9. Commitments

Commercial Manufacturing Agreement

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

In connection with the Manufacturing Agreement, the Company executed certain work plans to carry out the validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans obligate the Company to make an aggregate amount of approximately $6.2 million in nonrefundable advance payments, of which $1.5 million was for the reservation of facilities and resources, plus procurement of long lead raw materials, paid in full under a separate agreement executed in July 2015. Such advance payments are initially capitalized as prepaid and other current assets and will be recognized as research and development expenses as goods are delivered and/or services are performed. The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. Further, the Work Plans include certain terms that require the Company to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of March 31, 2017, $9.8 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $28.1 million. As of March 31, 2017 and December 31, 2016, the Company has recorded approximately $4.8 million and $0.7 million, respectively as prepaid and other current assets and, during the three-month periods ended March 31, 2017 and 2016, has recognized $0.4 million and $0.1 million, respectively, as research and development expenses, related to the Work Plans.

In December 2016, the Company entered into an agreement with Hovione to procure certain long lead raw materials to be used in the commercial production of plazomicin (the “Raw Material Agreement”). The Raw Material Agreement includes $1.2 million in nonrefundable advance payments. As of March, 31 2017, the Company has recorded $1.2 million of these nonrefundable advance payments as prepaid and other current assets.

Facilities Lease Obligation

The Company leased its former principal executive offices in South San Francisco under a non-cancelable lease agreement that expired on April 14, 2017. In August 2016, the Company entered into a non-cancelable agreement (the "Lease") to lease approximately 47,000 square feet of office, laboratory and research and development space for the Company's new principal executive offices (“Premises”) in South San Francisco. The Lease commenced in March 2017, after the substantial completion of certain improvements ("Tenant Improvements") required under the Lease, set to expire in August 2027 ("Lease Term"), and the Company moved into the Premises in April 2017. The Lease contains expansion options and an option to extend the Lease Term for an additional 5 years. Base rent for the first year of the Lease Term is approximately $2.7 million, with an increase in annual base rent of approximately 3.5% in each subsequent year of the Lease Term. The Lease also provides for rent abatement of approximately $1.8 million for the first year of the Lease Term.

The Company is entitled to a one-time improvement allowance of $5.7 million for the Tenant Improvements (the "Allowance"). The Landlord disburses the Allowance for the Tenant Improvement on behalf of the Company. As of March 31, 2017, the Company has recorded approximately $5.9 million within construction-in-progress under property, plant and equipment, net and other current liabilities in the condensed consolidated balance sheet related to costs incurred under the Allowance. At its election, the Company is also entitled to an additional improvements allowance of $0.9 million ("Additional Allowance"). In the event the Company elects to use the Additional Allowance, the base rent will be increased as calculated in the Lease. Further, the Company had a deposit of $250,000 included in long-term restricted cash as of March 31, 2017, restricted from withdrawal and held in a money market account with one of the Company’s financial institutions in the form of collateral for a letter of credit held as security for the Lease.

Future minimum lease payments under the operating leases as of March 31, 2017 are as follows (in thousands):

Year Ending December 31,	Amounts
2017	$663
2018	2,353
2019	2,890
2020	2,991
2021	3,098
Thereafter	20,036
Total minimum lease payments	$32,031

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $211,000 and $146,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

10. Subsequent Events

In May 2017, the Company entered into an agreement with the Bill & Melinda Gates Foundation (the “Gates Foundation”) to discover drug candidates against gram-negative pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). Pursuant to the Grant Agreement, the Gates Foundation awarded the Company up to approximately $10.5 million in grant funding over a three-year research term, of which approximately $3.2 million will be advanced to the Company within 15 days after signing (the “Advance Funds”). The Advance Funds are replenished by the Gates Foundation each calendar year, or sooner, following the Company’s submission of a progress report, including expenses incurred for the research activities. Under certain conditions, as described in the

Grant Agreement, the Gates Foundation may terminate the Grant Agreement and the Company is obligated to return to the Gates Foundation any unused portion of the Advance Funds.

Concurrently with the Grant Agreement, the Company entered into a Common Stock Purchase Agreement with the Gates Foundation, pursuant to which the Company agreed to sell 407,331 shares of its redeemable common stock (the “Shares”) to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds to the Company of $10.0 million (“Gates Investment”).

In connection with the Grant Agreement and the Gates Investment, the Company entered into a strategic relationship with the Gates Foundation (the “Letter Agreement”). Under the terms of the Letter Agreement, the Advanced Funds and the Gates Investment may only be used to conduct mutually agreed upon work, including the scale up of the Company’s platform technology to launch a product intended to prevent neonatal sepsis (the “NSP”). If the Company defaults in its obligation to conduct certain mutually-agreed upon work or use the proceeds from the Gates Investment as described in the Letter Agreement, or otherwise triggers certain other events of default as described in the Letter Agreement (“Charitable Default”), subject to a cure period, the Gates Foundation will have the right to request that (a) the Company redeem, or facilitate the purchase by a third party of, the Shares then held by the Gates Foundation at a price per share equal to the greater of (i) the fair market value of the common stock (if the Shares are freely tradable, the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable), or (ii) an amount equal to $24.55 plus a compounded annual return of 5% from the date of issuance of the Shares, or (b) if the Shares then held by the Gates Foundation are not freely tradeable, the Company register the resale of the Shares held by the Gates Foundation on an effective registration statement, subject to certain conditions and qualifications.

Pursuant to the Letter Agreement, the Company agreed to make the NSP available and accessible in certain developing countries and to grant the Gates Foundation a non-exclusive license to commercialize selected drug candidates in specified developing countries, which may only be exercised in the event of a Charitable Default (the “Global Access”). The Global Access will continue in effect until the earlier of 25 years from the closing of the Gates Investment or 7 years following the termination of all funding provided by the Gates Foundation; provided, that the Global Access will continue for any products or services developed with funding provided by the Gates Foundation which continue to be developed or available in certain developing countries.

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

Overview

We are a late-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of novel antibacterial treatments against multi-drug resistant (“MDR”) gram-negative infections. We are researching and developing plazomicin, our lead product candidate, for the treatment of serious bacterial infections, including complicated urinary tract infection (“cUTI”), blood stream infections and other infections due to MDR Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). In 2013, the Centers for Disease Control and Prevention identified CRE as a “nightmare bacteria” and an immediate public health threat that requires “urgent and aggressive action” and in 2017 the World Health Organization identified CRE as a Global Priority 1 Pathogen: Critical Need for Research and Development of New Antibiotics.

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

In May 2017, we entered into an agreement with the Bill & Melinda Gates Foundation (the “Gates Foundation”) to discover drug candidates against gram-negative pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). Pursuant to the Grant Agreement, the Gates Foundation awarded us up to approximately $10.5 million in grant funding over a three-year research term, of which approximately $3.2 million will be advanced to us within 15 days after signing (the “Advance Funds”). Concurrently with the

Grant Agreement, we entered into a Common Stock Purchase Agreement with the Gates Foundation, pursuant to which we agreed to sell 407,331 shares of our redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds to us of $10.0 million (“Gates Investment”). In connection with the Grant Agreement and Gates Investment, we entered into a strategic relationship with the Gates Foundation (the “Letter Agreement”). Under the terms of the Letter Agreement, the Gates Investment and Advanced Funds may only be used to conduct mutually agreed upon work, including the scale up of our platform technology to launch a product intended to prevent neonatal sepsis (the “NSP”). Pursuant to the Letter Agreement, we agreed to make the NSP available and accessible in certain developing countries and to grant the Gates Foundation a non-exclusive license to commercialize selected drug candidates in specified developing countries, which may only be exercised in the event of certain defaults as described in the Letter Agreement (the “Global Access”). The Global Access will continue in effect until the earlier of 25 years from the closing of the Gates Investment or 7 years following the termination of all funding provided by the Gates Foundation; provided, that the Global Access will continue for any products or services developed with funding provided by the Gates Foundation which continue to be developed or available in certain developing countries.

In 2012, the FDA granted fast-track designation for the development and regulatory review of plazomicin to treat serious and life-threatening CRE infections. In 2014, plazomicin received Qualified Infectious Disease Product (“QIDP”) designation from the FDA. The QIDP designation was created by the Generating Antibiotic Incentives Now Act (the “GAIN Act”), which was part of the FDA Safety and Innovation Act and provides certain incentives for the development of new antibiotics, including eligibility for priority review and of the NDA extension by an additional five years of any existing market exclusivity the product may be granted upon approval. Our plazomicin program has been funded in part with a contract from the Biomedical Advanced Research and Development Authority (“BARDA”) for up to $123.8 million and as of March 31, 2017, $0.1 million remained available from the funding committed under the BARDA contract. We have global commercialization rights to plazomicin, which has patent protection in the United States extending through at least 2031.

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

We recently announced our orally-available antibacterial candidate, C-Scape, a combination of an approved β-lactam and an approved β-lactamase inhibitor. We believe that C-Scape has the potential to rapidly address a serious unmet need for an effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. We intend to begin a Phase 1 study outside the United States in the second quarter of 2017. We intend to initiate a single pivotal Phase 3 study in patients with cUTI, including AP, who are suitable for treatment with oral antibiotics, by the first half of 2018. We also have a program to discover and develop small molecule inhibitors of LpxC (an enzyme essential for the synthesis of the outer membrane of gram-negative bacteria), which could be ready to file an investigational new drug application (“IND”) as early as 2018. Our therapeutic antibody program is utilizing a built-for-purpose discovery platform to identify and develop monoclonal antibodies for the treatment of MDR bacterial infections. We are also pursuing small molecule research and development programs targeting other essential gram-negative enzymes. We are taking a multifaceted approach to identify new antibacterial agents through our research. In May 2016, we entered into a collaboration and license agreement with Crystal Biosciences, Inc. to identify and generate therapeutic antibodies against multiple novel targets.

Since our inception, we have financed our operations with the proceeds from our initial public offering (“IPO”) of our common stock, proceeds from the underwritten public offering of our common stock, proceeds from sales of our common stock through the use of our at-the-market (“ATM”) equity offering program, funding under our contracts with government agencies, private placements of our equity securities and certain debt-related financing arrangements.

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

On April 7, 2015, we entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. As of March 31, 2017, we had sold 1,105,549 shares under the Sales Agreement at an average price of $4.82 per share and we received aggregate cash proceeds of $5.1 million, after deducting the sales commissions and offering expenses.

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

On December 19, 2016, we completed an underwritten public offering of common stock, which resulted in the sale of 7,475,000 shares, at a price of $13.50 per share to the public, including the full exercise of the underwriters’ option to purchase an additional 975,000 shares of common stock. We received net proceeds from the offering of $94.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

We have never been profitable and have incurred net losses in each year since the commencement of our operations. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and associated general and administrative costs. We expect to incur substantial losses from operations in the foreseeable future as we advance plazomicin and other product candidates through preclinical and clinical development, seek regulatory approval, and prepare for, if approved, commercialization. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, will be sufficient to fund our current planned operations for at least the next twelve months from the issuance of these financial statements. We will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources to fund the commercial launch of plazomicin and continued progress with our research and development efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

For the three-month periods ended March 31, 2017 and 2016, total revenue recognized under the BARDA contract was $7.1 million and $5.3 million, respectively.  Through March 31, 2017, a total of $123.7 million under the BARDA contract was recorded as revenue, with $0.1 million remaining available from the funding committed under the contract.

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

For the three-month periods ended March 31, 2017 and 2016, total revenue recognized under the NIAID contracts was $0.3 million and $0.6 million, respectively.

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

We expect to continue to incur substantial expenses for the foreseeable future related to our research and development activities as we continue research programs and the development of our product candidates. Further, we have incurred substantial research and development costs associated with our plazomicin program as our Phase 3 EPIC and CARE trials have completed patient enrollment. We expect to continue to incur substantial research and development expenses in the future as we continue to support plazomicin development, including preparations to submit an NDA for plazomicin to the FDA.

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

During the three-month period ended March 31, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	Change
Contract revenue	$7,463	$5,849	$1,614
Operating expenses
Research and development	18,597	13,893	4,704
General and administrative	6,751	3,777	2,974
Total operating expenses	25,348	17,670	7,678
Loss from operations	(17,885)	(11,821)	(6,064)
Interest expense	(706)	(438)	(268)
Change in warrant and derivative liabilities	(14,956)	(12)	(14,944)
Other income, net	288	74	214
Net loss	$(33,259)	$(12,197)	$(21,062)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our government contracts. Contract revenue increased $1.7 million to $7.5 million in the three-month period ended March 31, 2017 from $5.8 million in the comparable period in 2016. This increase was primarily due to an increase in research and development services performed under our BARDA contract.

Research and Development Expenses

Research and development expenses increased $4.7 million to $18.6 million in the three-month period ended March 31, 2017 from $13.9 million in the comparable period in 2016. This was primarily due to increases of $5.4 million in personnel and facility related costs as net headcount increased by 37 employees in our research and development organization since March 2016, including $1.1 million for stock compensation expense, of which $0.7 million of expense relate to equity awards held by our former Chief Medical Officer that were modified in connection with his resignation in March 2017, $1.2 million in external expenses related to C-Scape, mainly attributed to start-up costs for our Phase 1 study, partially offset by a decrease of $1.9 million in the external expenses related to our plazomicin program, mainly attributable to the completion of the Phase 3 studies.

We record research and development expenses by program where directly identifiable. In the table below, we have allocated indirect research and development costs based on time charged directly to programs by research and development employees. Indirect research and development costs include employee benefit expenses, employee time not charged directly to a program, laboratory supplies and expenses, and allocated facility expenses.

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Research and development expenses by program:
Plazomicin	$12,244	$11,263	$981
C-Scape	2,650	—	$2,650
Other research programs	3,703	2,630	1,073
Total research and development expenses	$18,597	$13,893	$4,704

General and Administrative Expenses

General and administrative expenses increased $3.0 million to $6.8 million for the three-month period ended March 31, 2017 from $3.8 million for the comparable period in 2016. The increase in general and administrative expenses was primarily due to an increase of $2.0 million in personnel and facility related costs, including $0.7 million for stock compensation expense, as net headcount increased by 19 employees, an increase of $0.8 million in costs to prepare for registration and commercialization of plazomicin and $0.2 million in consulting and professional fees.

Interest Expense

Interest expense increased $0.3 million to $0.7 million for the three-month period ended March 31, 2017 from $0.4 million for the comparable period in 2016. The increase was a result of an additional $10.0 million of borrowings under the Solar Capital loan agreement in June 2016.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities increased to $15.0 million for the three-month period ended March 31, 2017 from nil for the comparable period in 2016. The increase is primarily due to the change in the estimated fair value of the warrant liability, which increased mainly due to the change in our stock price.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(13,418)	$(8,866)
Net cash provided by (used in) investing activities	(68,688)	8,011
Net cash provided by financing activities	781	—
Net increase in cash, cash equivalents and restricted cash	$(81,325)	$(855)

Cash Flows from Operating Activities

Net cash used in operating activities was $13.4 million for the three-month period ended March 31, 2017. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the three-month period ended March 31, 2017 of $33.3 million was partially offset by non-cash charges of $15.0 million for the revaluation of the warrant and derivative liabilities, $0.1 million for depreciation and amortization, $0.2 million for non-cash interest expense, $2.9 million for stock-based compensation, and a change in net operating assets and liabilities of $1.7 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable, accrued liabilities and prepaid expenses and other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for plazomicin, partially offset by a decrease in contract receivables.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $68.7 million for the three-month period ended March 31, 2017. The net cash used in investing activities during the three-month period ended March 31, 2017 is primarily a result of purchases in excess of maturities of short-term investments of $67.5 million and purchases of property, plant and equipment of $1.2 million related to our move into new corporate headquarters and to facilitate our research and development activities.

Net cash provided by investing activities was $8.0 million for the three-month period ended March 31, 2016.  The net cash provided by investing activities during the three-month period ended March 31, 2016 is primarily a result of maturities in excess of purchases of short-term investments of $8.3 million.  Other uses of cash in both periods resulted from purchases of property, plant and equipment to facilitate our increased research and development activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.8 million and zero for the three-month periods ended March 31, 2017 and 2016, respectively. The net cash provided by financing activities during the three-month period ended March 31, 2017 includes $0.3 million of proceeds from the exercise of certain warrants issued from the Private Placement and $0.5 million from issuance of common stock pursuant to our equity incentive plans.

Plan of Operations and Future Funding Requirements

We expect to incur substantial expenditures in the foreseeable future for research, development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our clinical development of plazomicin and C-Scape and the advancement our research and development programs. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments as of March 31, 2017 will be sufficient to fund our current planned operations for at least the next twelve months from the issuance of these financial statements.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2017, except as noted below:

•

In March 2017, we executed certain work plans with Hovione Limited (“Hovione”) to carry out our validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans include certain terms that require us to compensate Hovione if we choose to cancel the Work Plans (“Cancellation Clause”). The total aggregate amount of potential commitments under the Work Plans is approximately $28.1 million, of which $9.8 million is committed under the Cancellation Clause, as of March 31, 2017. See Note 9 of the accompanying unaudited condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have not been any material changes to our exposure to market risk during the three-month period ended March 31, 2017. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We are a late-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2016 and 2015 and the three months ended March 31, 2017, we derived all of our revenue from government contracts for research and development. We will seek continued revenue from government contracts and additional sources of public health funding. Revenues from such government contracts and other sources can be uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other contracts that will generate significant cash. Our net losses for the years ended December 31, 2016 and 2015 were $71.2 million and $27.1 million, respectively. Our net losses for the three months ended March 31, 2017 and 2016 were $33.3 million and $12.2 million, respectively. As of March 31, 2017, we had an accumulated deficit of $280.5 million.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future as we seek marketing approvals from the U.S. Food and Drug Administration (“FDA”) and similar regulatory authorities outside the United States, build commercial supply and conduct pre-marketing activities for plazomicin, and continue the development of our other product candidates. Our expenses will also increase substantially if and as we:

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

We are substantially dependent on the approval and success of our lead product candidate, plazomicin. If we are unable to obtain marketing approval for and successfully commercialize plazomicin, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale, and since 2007, we have invested a significant portion of our efforts and financial resources in the development of plazomicin. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for and, ultimately, successfully commercialize plazomicin. Our ability to develop, obtain regulatory approval for, and successfully commercialize plazomicin effectively will depend on several factors, including the following:

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;
•	receiving the product labeling that enables the successful promotion of plazomicin;
•	satisfying post-approval conditions or suggestions, if any, based on discussions with FDA;
•	establishing commercial manufacturing and supply arrangements;
•	establishing a commercial infrastructure;
•	identifying and successfully establishing one or more collaborations to commercialize plazomicin;
•	acceptance of the product by patients, the medical community and third-party payors;
•	establishing market share while competing with other therapies;
•	successfully executing our pricing and reimbursement strategy;
•	a continued acceptable safety and adverse event profile of the product following regulatory approval; and
•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the product.

In addition, our product development and commercialization program includes the development of an in vitro diagnostic (“IVD”) assay or related diagnostic which must be developed and would need to successfully complete a clinical performance study in order to be approved or cleared for marketing by the FDA and certain other foreign regulatory agencies and then be commercialized concurrently with plazomicin in the associated markets for the appropriate populations. If we are unable to develop, receive marketing approval for plazomicin or an IVD assay in a timely manner or at all, we could experience significant delays to successfully commercialize plazomicin, which would materially and adversely affect our business, financial condition, and results of operations.

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

As of March 31, 2017, we had working capital of $121.7 million and unrestricted cash, cash equivalents and short-term investments of $132.0 million. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments as of March 31, 2017, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional financing in the future to fund our operations.

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

•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin;
•	the type, number, costs and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay or related diagnostic to support therapeutic drug monitoring;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including the preparation of a NDA for plazomicin, and any supplemental applications thereto;
•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
•

the costs of preparing, filing, prosecuting, maintaining and enforcing any patent applications or claims and other intellectual property rights, including litigation costs and the results of such litigation;

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

We expect to submit a New Drug Application (“NDA”) for plazomicin in the second half of 2017, with a planned commercial launch of plazomicin in the U.S. in 2018, if our NDA is approved. We also plan to submit a Marketing Authorization Application to the European Medicines Agency (“EMA”) for plazomicin in 2018.

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

The revisions to our Phase 3 CARE trial protocol did not allow it to be powered to demonstrate a superiority outcome and the FDA, the EMA and other regulatory authorities as well as physicians and other third parties may not consider the data from our Phase 3 CARE trial to be supportive of plazomicin’s potential to address serious bacterial infections caused by CRE.

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

Failure to successfully develop, validate and obtain regulatory clearance or approval of a plazomicin IVD assay or related diagnostic could harm our development and commercialization strategy for plazomicin for the treatment of serious bacterial infections caused by CRE.

An important element of our development and commercialization strategy for plazomicin for the treatment of serious bacterial infections caused by CRE is the development of an IVD assay or related diagnostic to support the Therapeutic Drug Management (“TDM”) of patients dosed with plazomicin; the plazomicin IVD assay is intended to measure levels of plazomicin in the blood so patients can receive safe and efficacious doses of plazomicin. In collaboration with ARK Diagnostics, Inc. (“ARK”), we previously co-developed such an assay for use in our Phase 3 CARE study and we are currently co-developing and intend to commercialize an assay capable of use with plazomicin, if approved.

We, and our partner, Microgenics Corporation (a part of Thermo Fisher Scientific, Inc.) (“Thermo Fisher”) are co-developing a diagnostic assay for plazomicin and intend to work together to generate the data required for submission of either a 510(k) submission or a Premarket Approval (PMA) application to the FDA. The ability to collect such data and to prepare such a submission can be impacted by a variety of financial, clinical, and regulatory factors that could impact our timing and the ultimate availability of such an assay.

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

We intend to pursue clinical trials and seek FDA approval through the 505(b)(2) regulatory pathway for our product candidate, C-Scape, which is a combination of two previously-approved drugs. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for C-Scape as anticipated, we may need to conduct additional clinical trials beyond our current expectations, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for C-Scape would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than C-Scape, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for C-Scape, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, it is possible competitors or others will file citizens’ petitions with the FDA in an attempt to persuade the FDA that C-Scape, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors or others could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that plazomicin will receive regulatory approval. Further, plazomicin may not receive regulatory approval even though it was successful in certain clinical trials. If we do not receive regulatory approval for plazomicin, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market plazomicin, our revenue from this approval will be dependent, in part, upon our or a commercial partner’s ability to obtain regulatory approval of an IVD assay to be used with plazomicin for the treatment of serious bacterial infections caused by CRE, as well as upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.

The FDA or any foreign regulatory agencies can delay, limit, or deny approval of plazomicin for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency that plazomicin is safe and effective for the requested indication;
•	our inability to demonstrate that plazomicin fits an appropriate profile in interacting with other possible drugs or treatment regimens;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of plazomicin outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;
•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of plazomicin;
•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract;
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

Even if we complete clinical testing and receive approval of an NDA or foreign regulatory filing for plazomicin, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve plazomicin for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of plazomicin. For example, we anticipate the NDA for plazomicin will initially be based on our Phase 3 EPIC trial and that, if approved, we anticipate the U.S. label will indicate that plazomicin is for use in patients with infections that have limited or no alternative antibiotic treatment options.  In addition, we believe that the label will include in vitro data against antibiotic resistant pathogens in the microbiology section of the drug label.  However, the FDA may approve a label that omits this in vitro data or that limits plazomicin to a more limited indication or narrower patient population, which may harm our ability to successfully commercialize plazomicin, if approved. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of plazomicin and would materially adversely impact our business and prospects. Any other product candidate we advanced to the marketing approval stage would also be subject to the risks delineated above.

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

Undesirable side effects or other unexpected adverse events or properties of plazomicin or any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, plazomicin or our other product candidates. If such an event occurs after plazomicin or such other product candidates are approved, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may withdraw the approval of such product;
•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;
•	regulatory authorities may require one or more post-market studies;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	healthcare providers may choose to treat patients with other drugs; and
•	our reputation may suffer.

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

Although a substantial amount of our efforts is focused, and will continue to be focused, on the potential approval of our lead product candidate, plazomicin, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat MDR bacterial infections and potentially additional disease areas. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new products. Other than plazomicin, all of our other potential product candidates remain in the discovery and preclinical stages.

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

The availability of adequate third-party coverage and reimbursement for approved products is uncertain, and failure to obtain adequate coverage and reimbursement from government and other third-party payors could impede our ability to market any future products we may develop and could limit our ability to generate revenue.

There is significant uncertainty related to the third-party payor coverage and reimbursement of newly approved medical products. In addition, there is uncertainty for continued levels of reimbursement for any medical products in consideration of competition, issues concerning the global healthcare infrastructure and other issues that may be beyond our control. The commercial success of our future products in both domestic and international markets depends on whether third-party coverage and reimbursement is available and ongoing for our future products. Governmental payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage their healthcare expenditures by limiting both coverage and the level of reimbursement of new drugs and biologics and, as a result, they may not cover or provide adequate reimbursement for our future products or related diagnostics. These payors may not view our future products as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our future products to be marketed on a competitive basis.

Third-party payors are exerting increasing influence on decisions regarding the use of, and coverage and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit or delay coverage and reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated revenue from the sale of our product candidates. If we decrease the prices for our product candidates or are unable to occasionally increase prices because of competitive pressures or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacture of our drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If any of the manufacturers receive warning letters or other notices of violations from the FDA or others, they may be unable to timely address the issues raised in such warnings or notices.  This could cause a delay or inability to supply materials or services on a timely basis. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it delays or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Certain existing suppliers we use are located outside of the United States, including our sole source supplier for sisomicin, a key raw material for the production of plazomicin, which is located in China, and for which we do not have a commercial supply agreement. Additionally, if plazomicin is approved for commercialization outside the United States, we will likely seek to enter into agreements with third parties to market plazomicin outside the United States. We are, or we expect that we will be, subject to additional risks related to these international business relationships, including:

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

There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Tetraphase Pharmaceuticals, Inc. is developing eravacycline for complicated urinary and intra-abdominal infections, as well as pneumonia. The Medicines Company is developing Carbavance™ for cUTI and various infection types due to CRE. Merck & Co., Inc. is developing imipenem/relebactam for certain life-threatening infections caused by MDR strains, including infections due to metallo-β-lactamase producing gram-negative pathogens. Zavante Therapeutics, Inc. is developing ZTI-01 for cUTI. Shionogi is developing cefiderocol for carbapenem-resistant gram-negative pathogens. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

In addition to the GAIN Act, the 21st Century Cures Act was signed into law in December 2016. This act establishes a new approval process (Limited Population Antibacterial Drug or “LPAD”) for antimicrobials intended for the treatment of serious infections in limited patient populations with an unmet medical need. It also provides a mechanism to establish, update, and communicate susceptibility test interpretive criteria for antimicrobial drugs. Although the 21st Century Cures Act and other contemplated acts in this space can help or support Achaogen, they also increase competition in the market for antimicrobials and provide incentives for the potentials of new competitors in this disease area.

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

As of March 31, 2017, we had 121 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

Since the beginning of 2016, there have been a number of changes to our executive leadership team. In February 2017, we hired our Chief Commercial Officer, Janet Dorling, in November 2016, we hired our General Counsel, Gary Loeb, and in July 2016, we hired our Chief Financial Officer, Tobin Schilke. In March 2017, our former Chief Medical Officer, Ian Friedland, resigned and transitioned to a consulting position. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.

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

Risks associated with a company-wide implementation of an enterprise resource planning, or ERP, system may adversely affect our business and results of operations or the effectiveness of our control environment.

We are implementing a company-wide ERP system to handle the business and financial processes within our operations and corporate functions. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. If we do not effectively implement the ERP system as planned or if the system does not operate as intended, it may adversely affect our ability to manage and run our business operations, file reports with the SEC in a timely manner, and/or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business operations.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage or disruption from computer viruses, software bugs, unauthorized access, natural disasters, terrorism, war, and telecommunication, equipment and electrical failures. While we have not, to our knowledge, experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liability, or adversely affect our business operations and/or financial condition.

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

Risks Related to Our U.S. Government Contracts and to Certain Grant Agreements

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

Our business is subject to audit by the U.S. government and other potential sources for grant funding, including under our contracts with BARDA, NIAID and the Gates Foundation, and a negative outcome in an audit could adversely affect our business.

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

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease. We have also agreed to allow the Gates Foundation to audit our compliance with using specified proceeds from

Laws and regulations affecting government contracts make it more expensive and difficult for us to successfully conduct our business.

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

Further, one of our proposed development candidates, C-Scape, involves an innovative treatment combination of two previously-identified and approved products. In addition to all of the risks and uncertainties with pharmaceutical candidates in general, these prior products have extensive patent and intellectual property portfolios that once protected them and may continue to protect certain aspects of these products. Such portfolios create additional risks and uncertainties for our own ability to obtain material patent or intellectual property protection on our combination development candidate, including the possibility that existing patents or applications relate to and cover combinations of these same products or product classes and the possibility that prior patent positions on these compounds will make it more difficult for us to obtain our own affirmative patents in this area. Antibacterial products are commonly used in combination with one another in research, development and treatment. We may not be aware of all the ways these prior products have been used in combination and of the various intellectual property that may relate to such combination or combinations or the prior uses of these compounds that may prevent us from obtaining our own intellectual property.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates, including proceedings such as post-grant review and inter partes review before the U.S. Patent and Trademark Office (“USPTO”). Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

We do not have exclusive rights to intellectual property we developed under U.S. federally-funded research grants and contracts in connection with certain neglected diseases initiatives, including our collaboration with the Gates Foundation, and, in the case of those funded research activities, we could ultimately share or lose the rights we do have under certain circumstances. Provisions in our U.S. government contracts, including our contract with BARDA, may affect our intellectual property rights.

Certain of our activities have been funded, and may in the future be funded, by the U.S. government, including our contract with BARDA. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention under these rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the United States.

Under our Gates Foundation collaboration, our research with respect to certain antibody platform and treatment development in identified developing countries are subject to certain intellectual property rights held by the Gates Foundation. While we have rights to develop and commercialize these technologies, we are required to implement a global access program for such technologies and we may not be able to further develop or exploit in certain territories, primarily those considered as developing countries.

Recent patent reform legislation and potential new legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act (the “AIA”) was signed into law. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The passage of the AIA in 2011 added a new procedure to U.S. patent law. This procedure, inter partes review (“IPR”), allows any member of the public to file a petition with the USPTO seeking the review of any issued U.S. patent. IPRs are conducted before Administrative Patent Judges in the USPTO using a lower standard of proof than used in Federal District Court. In addition, the challenged patents are not accorded the presumption of validity as they are in Federal District Court. There are now instances where generic drug companies and some investment funds are attempting to invalidate patents by filing IPR challenges in the USPTO. The USPTO has promulgated regulations and developed procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and in particular, the first to file provisions, did not come into effect until March 16, 2013. Accordingly, it is not yet clear what, if any, impact the AIA will have on the operation of our business.

However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Patent reform continues to be a topic that could arise in a number of legislative and regulatory proposals, in particular related to patents and their impacts on ability to compete in healthcare. We cannot predict the way such future legislation, regulations or administrative procedures could impact our patent rights.

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

As of March 31, 2017 our executive officers, directors, and their respective affiliates beneficially owned approximately 8% of our outstanding voting stock.  Accordingly, these stockholders may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 7, 2015, we filed the Shelf Registration Statement, covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in “at the market” (“ATM”) offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “Sales Agreement”) on April 7, 2015. Through March 31, 2017, we have sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for aggregate gross proceeds of $5.3 million.

As of March 31, 2017, approximately $43.8 million in securities remained unissued under the Shelf Registration Statement, including up to $24.7 million of common stock available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 31, 2017, we have outstanding a total of 35,846,301 shares of common stock. Other than any shares held by our directors, officers and certain existing investors, all of these are currently freely tradable.

In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (the “2003 Plan”) or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our “2014 Plan”), our 2014 Employment Commencement Incentive Plan (our “Inducement Plan”) and our 2014 Employee Stock Purchase Plan (our “ESPP”), in each case, as of March 31, 2017, 6,997,879 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

As of May 3, 2017, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 17,514 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

If we commit certain material breaches under the research agreement with the Gates Foundation, and fail to cure them, we may be required to redeem shares of our common stock held by the Gates Foundation and its affiliates.

In the event of termination of the research agreement by the Gates Foundation for certain specified uncured material breaches by us, we will be obligated, among other remedies, to either redeem our common stock purchased by the Gates Foundation in connection with the research agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. If we are required to redeem such shares of common stock, our financial condition could be materially and adversely affected.

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

(a) Recent Sales of Unregistered Equity Securities

From January 1, 2017 through March 31, 2017, other than as indicated in the paragraph below, we have not issued any securities in a transaction not registered under the Securities Act that have not been previously disclosed in an Annual report on Form 10-K or Current Report on Form 8-K.

In February 2016, we issued 78,585 shares of common stock pursuant to the exercise of warrants to purchase 78,585 shares of common stock to 2 accredited investors at an exercise price per share of $3.66. The aggregate cash consideration received for these issuances was approximately $0.3 million.

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

(b) Use of Proceeds

None.

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

Date: May 8, 2017	ACHAOGEN, INC.

	By:	/s/ Kenneth J. Hillan
Kenneth J. Hillan, M.B., Ch. B.
Chief Executive Officer (principal executive officer)

Date: May 8, 2017	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	333-193559	3/10/2014	4.1
4.3	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.5	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.6	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
4.7	Form of Warrant, issued pursuant to the Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.	S-3	333-212253	6/24/2016	4.3
10.1#	Transition and Separation Agreement, dated March 15, 2017, by and between the Company and Dr. Ian Friedland.					X
10.2#	Consulting Agreement, dated March 15, 2013, as amended, by and between the Company and Planet Pharma, LLC.					X
10.3†	Validation and Manufacturing Agreement, dated March 5, 2017, by and between the Company and Hovione Limited.					X
10.4

Modification 0026, dated March 30, 2017, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010.

						X
10.5†	Collaborative Development and Commercialization Agreement, dated April 26, 2016, by and between the Company and Microgenics Corporation.					X
10.6	Form of Change in Control Severance Agreement	10-K	001-36323	3/14/2017	10.20
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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