Form 10-Q
period 2017-06-30
Achaogen Inc
filed 2017-08-08
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 2, 2017, there were 42,233,305 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Achaogen, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,999	$118,964
Short-term investments	86,295	26,912
Contracts receivable	1,117	12,151
Prepaids and other current assets	7,810	2,189
Restricted cash	8,991	127
Total current assets	248,212	160,343
Property and equipment, net	11,415	3,261
Restricted cash	3,575	250
Deposit and other assets	—	71
Total assets	$263,202	$163,925
Liabilities, contingently redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$7,850	$5,739
Accrued liabilities	8,385	9,698
Loan payable, current portion	10,417	4,167
Deferred Revenue	2,968	—
Other current liabilities	28	104
Total current liabilities	29,648	19,708
Loan payable, long-term	15,280	21,110
Warrant liability	23,043	13,874
Derivative liability	642	602
Deferred Rent	6,076	1,896
Total liabilities	74,689	57,190
Commitments and contingencies (Note 10)
Contingently redeemable common stock (Note 9)	10,000	—
Stockholders' equity
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2017 and December 31, 2016; 42,232,087 and 35,638,052 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	42	35
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Additional paid-in-capital	485,061	353,927
Accumulated deficit	(306,548)	(247,220)
Accumulated other comprehensive loss	(42)	(7)
Total stockholders’ equity	178,513	106,735
Total liabilities, contingently redeemable common stock and stockholders’ equity	$263,202	$163,925

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Operations

(In thousands except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Contract revenue	$1,266	$9,144	$8,729	$14,993
Operating expenses
Research and development	22,199	21,708	40,797	35,601
General and administrative	8,860	3,951	15,609	7,728
Total operating expenses	31,059	25,659	56,406	43,329
Loss from operations	(29,793)	(16,515)	(47,677)	(28,336)
Interest expense	(723)	(447)	(1,430)	(885)
Change in warrant and derivative liabilities	4,225	(1,382)	(10,731)	(1,382)
Other income, net	221	76	510	138
Net loss	$(26,070)	$(18,268)	$(59,328)	$(30,465)
Net loss per common share (Note 2):
Basic	$(0.68)	$(0.87)	$(1.61)	$(1.55)
Diluted	$(0.78)	$(0.87)	$(1.61)	$(1.55)
Weighted-average shares used to compute net loss per common share
Basic	38,072,763	20,899,297	36,905,802	19,648,792
Diluted	39,092,279	20,899,297	36,905,802	19,648,792

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Loss	$(26,070)	$(18,268)	$(59,328)	$(30,465)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	17	(2)	(36)	53
Total comprehensive loss	$(26,053)	$(18,270)	$(59,364)	$(30,412)

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(59,328)	$(30,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	424	227
Amortization of premium (discount) on short-term investments	(65)	252
Stock-based compensation expense	6,424	1,751
Loss on fixed asset disposition	54	—
Change in warrant and derivative liabilities	10,730	1,382
Non-cash interest expense relating to notes payable	420	279
Change in operating assets and liabilities:
Contracts receivable	11,034	(3,613)
Prepaids and other assets	(5,550)	(510)
Accounts payable and accrued liabilities	(819)	6,996
Deferred revenue	2,968	—
Other liabilities	310	(108)
Net cash used in operating activities	(33,398)	(23,809)
Cash flows from investing activities:
Purchase of property and equipment	(3,221)	(317)
Purchase of short-term investments	(92,759)	—
Maturities of short-term investments	33,406	22,895
Net cash used in investing activities	(62,574)	22,578
Cash flows from financing activities:
Proceeds from underwritten public offering, net of issuance costs	121,199	—
Proceeds from issuance of contingently redeemable common stock, net of issuance costs	10,000	—
Proceeds from issuance of common stock, net of issuance costs	—	25,420
Proceeds from the issuance of common stock in connection with equity incentive plans	1,709	173
Proceeds from issuance of loan payable	—	10,000
Proceeds from exercise of stock warrants	288	—
Net cash provided by financing activities	133,196	35,593
Net increase (decrease) in cash, cash equivalents, and restricted cash	37,224	34,362
Cash, cash equivalents, and restricted cash at beginning of period	119,341	20,414
Cash, cash equivalents, and restricted cash at end of period	$156,565	$54,776
Supplemental disclosures of cash flow information
Interest paid	$1,010	$606
Supplemental disclosures of noncash investing and financing information
Reclassification of warrant liability to additional paid-in capital	$1,521	$—
Purchases of property plant and equipment included in deferred rent	$3,794	$—

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

June 30, 2017

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation and Consolidation

Achaogen, Inc. (together with its consolidated subsidiary, the “Company”) is a late-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of novel antibacterial treatments against multi-drug resistant gram-negative infections. The Company is developing plazomicin, its lead product candidate, for the treatment of bacterial infections due to multi-drug resistant Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). The Company’s Phase 3 study of plazomicin in the treatment of patients with complicated urinary tract infections (“cUTI”) and acute pyelonephritis (“AP”), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. In addition, the Company’s Phase 3 study of plazomicin, the CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial, is a resistant pathogen-specific trial designed to evaluate the efficacy and safety of plazomicin in patients with infections due to CRE.

The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

Liquidity and Going Concern

On May 31, 2017, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at a price to the public of $22.50 per share, including the closing of the full exercise of the underwriters’ option to purchase an additional 750,000 shares of common stock on June 9, 2017. The Company received net proceeds from the offering of $121.2 million, after deducting the underwriting discounts and commissions and offering expenses.

On May 4, 2017, the Company entered into an agreement with the Bill & Melinda Gates Foundation (the “Gates Foundation”) to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). Pursuant to the Grant Agreement, the Gates Foundation awarded the Company up to approximately $10.5 million in grant funding (“Grant Funds”) over a three-year research term, of which approximately $3.2 million was received in May 2017 (the “Advance Funds”). Concurrently with the Grant Agreement, the Company entered into a Common Stock Purchase Agreement (the “Gates Purchase Agreement”) with the Gates Foundation, pursuant to which the Company agreed to sell 407,331 shares of its contingently redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds to the Company of $10.0 million (“Gates Investment”).

In connection with the Grant Agreement and the Gates Investment, the Company entered into a strategic relationship with the Gates Foundation (the “Letter Agreement”). Under the terms of the Letter Agreement, the Gates Investment and Grant Funds may only be used to conduct mutually agreed upon work, including the scale up of the Company’s antibody platform technology to launch a product intended to prevent neonatal sepsis (the “NSP”). Pursuant to the Letter Agreement, the Company agreed to make the NSP available and accessible in certain developing countries and to grant the Gates Foundation a non-exclusive license to commercialize selected drug candidates in certain developing countries, which may only be exercised in the event of certain defaults as described in the Letter Agreement (the “Global Access Commitments”). The Global Access Commitments will continue in effect until the earlier of 25 years from the closing of the Gates Investment or 7 years following the termination of all funding provided by the Gates Foundation; provided, that the Global Access Commitments will continue for any products or services developed with funding provided by the Gates Foundation which continue to be developed or available in certain developing countries.

On December 19, 2016, the Company completed an underwritten public offering of 7,475,000 shares of its common stock at a price to the public of $13.50 per share, including the full exercise of the underwriters’ option to purchase an additional 975,000 shares of common stock.  The Company received net proceeds from the offering of $94.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

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

On April 7, 2015, the Company filed a Registration Statement on Form S-3 (the “2015 Shelf Registration Statement”), which included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of the Company’s common stock from time to time in an "at-the-market" ("ATM") equity offering pursuant to a sales agreement with Cowen and Company, LLC. As of June 30, 2017, the Company had sold 1,105,549 shares pursuant to its ATM equity offering program at a weighted-average price of $4.82 per share for aggregate offering proceeds of $5.3 million and aggregate net proceeds of $5.1 million, after deducting the sales commissions and offering expenses.

The Company has incurred losses and negative cash flows from operations every year since its inception.  As of June 30, 2017, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $230.3 million and an accumulated deficit of approximately $306.5 million. Management expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and short-term investments as of June 30, 2017 will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these financial statements. Management plans to raise additional funds through equity or debt financing arrangements, government contracts, and/or third party collaboration funding in the future to fund its operations, including the commercial development of plazomicin. However, there can be no assurance that such funding sources will be available at terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

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

Cash and Cash Equivalents

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of June 30, 2017 and December 31, 2016, cash and cash equivalents consisted of bank deposits, cash, commercial paper, cash repurchase agreement investments and investments in government obligations money market funds.

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

Restricted Cash

At June 30, 2017 and December 31, 2016, the Company had restricted cash of $12.6 million and $0.4 million, respectively. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$143,999	$118,964
Restricted cash, current	8,991	127
Restricted cash, non-current	3,575	250
Total cash, cash equivalents, and restricted cash	$156,565	$119,341

As of June 30, 2017 and December 31, 2016, the Company had $12.2 million and zero, respectively, of restricted cash related to the cash provided by the Gates Foundation, in connection with the Grant Agreement, Gates Purchase Agreement and Letter Agreement (see Note 1). As of June 30, 2017 and December 31, 2016, the Company had $0.4 million of restricted cash, of which $0.3 million relates to the current facility lease and $0.1 million relates to the previous facility lease that expired on April 14, 2017.

Concurrently with the Grant Agreement, the Company entered into the Gates Purchase Agreement, pursuant to which the Company issued 407,331 shares of contingently redeemable common stock to the Gates Foundation for the Gates Investment (see Note 1). In addition, the Letter Agreement, among other things, restricts the Company’s use of both the Grant Funds and the Gates Investment to expenditures, including an allocation of overhead and administrative expenses, that are reasonably attributable to the activities required to support the research projects funded by the Gates Foundation.

As a result of such restrictions, as of June 30, 2017, the Company classified the unspent portions of the Grant Funds and Gates Investment, held at one of the Company’s financial institutions, as restricted cash. The restricted cash related to the Company’s leases, which consists of money market accounts with one of the Company’s financial institutions, serves as collateral for the letters of credit provided as security deposits under the Company’s facility leases and expire approximately 90 days from their respective lease terms.

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

Customer Concentration

For the three-month and six-month periods ended June 30, 2017 and 2016, the Company’s revenue was generated from funding pursuant to U.S. government contracts and a non-profit foundation grant, and accordingly all contracts receivable relate to funding from U.S. government contracts and a non-profit foundation grant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of June 30, 2017 and December 31, 2016, the Company had not experienced any credit losses in such accounts or investments.

Revenue Recognition

The Company recognizes revenue when: (i) evidence of an arrangement exists, (ii) fees are fixed or determinable, (iii) services have been delivered, and (iv) collectability is reasonably assured. The Company currently generates revenue from government contracts and a non-profit foundation grant (collectively, the “Revenue Contracts”). Revenue Contracts are agreements that provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually-defined period. Revenue from the Revenue Contracts is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the government contracts have been met.  Costs of contract revenue are recorded as a component of operating expenses in the Company's consolidated statement of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This ASU defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The Company expects to adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. The Company has completed its assessment of the first step which included identifying the Company’s customers. Through the remainder of 2017, the Company will continue to assess the potential impact of adopting this new standard on any current, new or significantly modified customer contracts. In subsequent quarters, the Company will complete its evaluation of additional disclosures that may be required upon adoption of the new standard.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award requires the Company to apply modification accounting. This ASU will be effective for the Company for annual reporting periods, including interim reporting periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential effects of this ASU on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss used to compute basic net loss per share	$(26,070)	$(18,268)	$(59,328)	$(30,465)
Less: Gain on private placement warrants	(4,246)	-	-	-
Net loss used to compute diluted net loss per share	$(30,316)	$(18,268)	$(59,328)	$(30,465)
Denominator:
Weighted-average shares used to compute basic net loss per share	38,072,763	20,899,297	36,905,802	19,648,792
Add: Private placement warrant shares	1,019,516	-	-	-
Weighted-average shares used to compute diluted net loss per share	39,092,279	20,899,297	36,905,802	19,648,792
Net loss per share:
Basic	$(0.68)	$(0.87)	$(1.61)	$(1.55)
Diluted	$(0.78)	$(0.87)	$(1.61)	$(1.55)

For the three-month and six-month periods ended June 30, 2017 and 2016, potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive, as of June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	4,594,682	2,996,038	4,594,682	2,996,038
Restricted stock units	814,627	547,486	814,627	547,486
Warrants to purchase common stock	17,514	2,030,023	1,231,659	2,030,023

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

As of June 30, 2017 and December 31, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$117,701	$—	$—	$117,701
Level 1:
Restricted cash	12,566	—	—	12,566
Money market funds	11,300	—	—	11,300
Subtotal	23,866	—	—	23,866
Level 2:
Corporate debt securities	20,869	—	(8)	20,861
U.S. Treasury bills	35,017	—	(34)	34,983
Commercial paper	45,449	—	—	45,449
Subtotal	101,335	—	(42)	101,293
Total	$242,902	$—	$(42)	$242,860
Reported as:
Cash and cash equivalents				$143,999
Short-term investments				$86,295
Restricted cash				$12,566

Liabilities, Level 3
Warrant Liability				$23,043
Derivative Liability				$642
Total				$23,685

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$3,728	$—	$—	$3,728
Level 1:
Restricted cash	377	—	—	377
Money market funds	115,236	—	—	115,236
Subtotal	115,613	—	—	115,613
Level 2:
Corporate debt securities	12,969	—	(7)	12,962
Commercial paper	13,950	—	—	13,950
Subtotal	26,919	—	(7)	26,912
Total	$146,260	$—	$(7)	$146,253
Reported as:
Cash and cash equivalents				$118,964
Short-term investments				$26,912
Restricted cash				$377

Liabilities, Level 3
Warrant liability				$13,874
Derivative liability				$602
Total				$14,476

All available-for-sale securities held as of June 30, 2017 had maturities less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of debt securities that were in unrealized loss positions totaled $54.1 million as of June 30, 2017. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month and six-month periods ended June 30, 2017.

Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the "Success Fee") if the Company obtains approval to market plazomicin from the Food and Drug Administration (the "FDA"). If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee, approximately $602,000 at December 31, 2016, is recorded as a derivative liability and included in other long-term liabilities on the accompanying condensed consolidated balance sheet. The estimated fair value of the derivative liability as of June 30, 2017 increased by $40,000 to $642,000 from December 31, 2016, as a result of the time value of money, which is presented as change in warrant and derivative liabilities in the Company's condensed consolidated statements of operations for the six-month period ended June 30, 2017.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. upon FDA approval to market plazomicin, and ii) a discount rate of 13% which was derived from the Company's estimated cost of debt. The estimated fair value of the derivative liability is most sensitive to the probability of FDA approval. Should the probability of FDA approval change by 5%, the fair value of the derivative liability as of June 30, 2017 would change by approximately $38,000. For the three-month and six-month periods ended June 30, 2017, there was no change to the key assumptions used in the calculation of the estimated fair value. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

Pursuant to the Private Placement (see Note 2), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66. The Company classified these warrants as a liability measured at fair value using Black-Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. On the closing date of the Private Placement, June 3, 2016, the $2.6 million initial estimated fair value of the warrants was recorded as a warrant liability on the accompanying condensed consolidated balance sheet. At June 30, 2017 and December 31, 2016, the estimated fair values of the warrants were approximately $23.0 million and $13.9 million, respectively. The change in the estimated fair value is primarily due to the increase in the Company's stock price and is included in changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

In February 2017, certain holders of these warrants exercised warrants to purchase 78,585 shares of common stock. The Company received $0.3 million in proceeds from these warrant exercises. The Company is required to record the exercised warrants at its estimated fair value at the time of exercise, with any change included in changes in warrant and derivative liabilities in the Company’s condensed consolidated statements of operations. The Company estimated the fair value of these exercised warrants at their respective exercise dates to be $1.5 million, an increase of $0.7 million from its valuation, at December 31, 2016, of $0.8 million, primarily due to an increase in the Company’s stock price.

The fair value of the warrant liability is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs, including the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. At June 30, 2017 and December 31, 2016, the estimated fair values of the warrants were determined using Black-Scholes with the following assumptions:

	June 30, 2017	December 31, 2016
Expected volatility	80%	80%
Expected term	3.9 years	4.2 years
Risk-free interest rate	1.7%	1.8%
Dividend yield	—%	—%

The expected volatility is based on the Company's expected volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the share price change by 5%, the fair value of the warrant liability as of June 30, 2017 would change by approximately $1.3 million.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations and were as follows for the six-month period ended June 30, 2017 (in thousands):

	Estimated Fair Value of Warrant Liability	Estimated Fair Value of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2016	$13,874	$602
Change in estimated fair value of warrant liability	10,690	—
Reclassification of warrant liability to additional paid in capital upon exercise of warrants	(1,521)	—
Change in estimated fair value of derivative liability	—	40
Balance of Level 3 Liabilities at June 30, 2017	$23,043	$642

Warrants outstanding as of June 30, 2017 and 2016 have a weighted-average exercise price of $3.78

4. Balance Sheet Components

Prepaids and other current assets

Prepaids and other current assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred research and development costs	$5,777	$660
Prepaid expenses	1,860	1,390
Other current assets	173	139
	$7,810	$2,189

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Office equipment	$836	$644
Laboratory equipment	5,109	4,038
Leasehold improvements	8,127	1,072
Construction-in-progress	—	1,896
	14,072	7,650
Less: accumulated depreciation and amortization	(2,657)	(4,389)
Property and equipment, net	$11,415	$3,261

Depreciation and amortization expense for the three-month periods ended June 30, 2017 and 2016 was $0.3 million and $0.1 million, respectively, and $0.4 million and $0.2 million, respectively, for the six-month periods ended June 30, 2017 and 2016.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued clinical and development expenses	$2,179	$3,681
Payroll and related bonus expenses	3,902	4,941
Other	2,304	1,076
	$8,385	$9,698

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

In February 2017, the Company announced the achievement of a strategic milestone in its ongoing collaboration to develop an assay enabling therapeutic drug management of plazomicin, and incurred $915,000 of research and development expense related to this milestone. As of June 30, 2017, the Company has incurred $1,433,000 in milestone payments and these costs were fully recorded as research and development expense.

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

Through June 30, 2017, the Company had compensated Ionis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of June 30, 2017, the Company had no outstanding payments due under the agreement.

6. Revenue Contracts

Certain of the Company’s drug discovery and development activities are performed under contracts with the Gates Foundation and U.S. government agencies. Management has determined that the Company is the principal participant in the following contract arrangements, and, accordingly, the Company records amounts earned under the arrangements as revenue. Costs incurred under the Revenue Contracts are recorded as operating expenses in the Company's consolidated statements of operations.

Bill & Melinda Gates Foundation

In May 2017, the Company entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). The Gates Foundation awarded the Company up to approximately $10.5 million in grant funding (“Grant Funds”) over a three-year research term, of which approximately $3.2 million of committed funding was received in May 2017 (the “Advance Funds”). The Advance Funds are replenished by the Gates Foundation each calendar year, or sooner, following the Company’s submission of a progress report, including expenses incurred for the research activities. Under certain conditions, as described in the Grant Agreement, the Gates Foundation may terminate the Grant Agreement and the Company is obligated to return to the Gates Foundation any unused portion of the Advance Funds. In accordance with the Company’s significant accounting policies, the Advance Funds are recorded as deferred revenue.

The Company recorded contract revenue of $206,000 under this agreement during the three-month and six-month period endeds June 30, 2017. The Company did not record any contract revenue from the Gates Foundation during 2016.

Biomedical Advanced Research and Development Authority

In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27,600,000 for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA exercised an additional $15,798,000 contract option ("Option 1"), which increased the total contract committed funding to $43,398,000 through March 2014. In April 2013, the Company was awarded an additional $60,410,000 under the contract to support its Phase 3 clinical trial of plazomicin ("Option 2") to increase the total committed funding under this contract to $103,808,000. On May 26, 2016, the Company was awarded an additional $20 million ("Option 3") under the contract to support its Phase 3 EPIC trial of plazomicin. In April 2017, BARDA modified Option 1 to allow for an additional $492,000 of contract funding. This brings the total committed funding under the contract to $124,300,000.

The Company recorded contract revenue of $609,000 and $8,510,000 under this agreement during the three-month periods ended June 30, 2017 and 2016, respectively, and $7,723,000 and $13,780,000, respectively, during the six-month periods ended June 30, 2017 and 2016.

National Institute of Allergy and Infectious Diseases

In July 2015, the Company was awarded a contract by the National Institute of Allergy and Infectious Diseases ("NIAID") for $1.5 million committed through June 30, 2016.  In January 2016, an additional committed funding of $0.5 million was added. In April 2016, NIAID modified the contract to exercise the first option to increase the total contract committed funding to $4.4 million through February 2018. In April 2017, NIAID modified the contract to add committed funding of $0.3 million to the first option, bringing the total committed funding to $4.7 million. In June 2017, NIAID modified the contract to exercise the second option of $0.6 million, bringing the total committed funding to $5.3 million.

The Company recorded contract revenue of $451,000 and $634,000 under these agreements during the three-month periods ended June 30, 2017 and 2016, respectively, and $800,000 and $1,213,000, respectively, during the six-month periods ended June 30, 2017 and 2016.

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

Future principal debt payments on the currently outstanding term loan are payable as follows (in thousands):

June 30, 2017
2017	$4,167
2018	12,500
2019	8,333
Total principal payments	25,000
Final fee due at maturity in 2019	2,000
Total principal and final fee payments	27,000
Unamortized discount and debt issuance costs	(1,303)
Less current portion	(10,417)
Loan payable, long-term	$15,280

The obligation includes a final fee of $2,000,000, representing 8% of the term loan currently funded, which accretes over the life of the loan as interest expense.  The Company recorded interest expense related to the loan of $0.7 million and $0.4 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $1.4 million and $0.9 million, respectively, for the six-month periods ended June 30, 2017 and 2016.

8. Stockholders' Equity

On April 7, 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.

As of June 30, 2017, the Company had sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for aggregate gross proceeds of $5.3 million and net proceeds of $5.1 million after deducting the sales commissions and offering expenses. As of June 30, 2017, $24.7 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

At the close of the Private Placement, the estimated fair values of the common stock and warrants issued were $22.9 million and $2.6 million, respectively. At June 30, 2017, using Black-Scholes, the Company estimated the fair value of the remaining warrants outstanding to be $23.0 million and recorded a charge of $11.3 million and $10.7 million, for the increase in the liability, in the condensed consolidated statements of operations, for the year ended December 31, 2016 and six-month period ended June 30, 2017, respectively.

On December 19, 2016, the Company completed an underwritten public offering of 7,475,000 shares of its common stock at a price to the public of $13.50 per share, including the full exercise of the underwriters’ option to purchase an additional 975,000 shares of common stock.  The Company received net proceeds from the offering of $94.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

On May 31, 2017, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at a price to the public of $22.50 per share, including the closing of the full exercise of the underwriters’ option to purchase an additional 750,000 shares of common stock on June 9, 2017. The Company received net proceeds from the offering of $121.2 million, after deducting the underwriting discounts and commissions and offering expenses.

Equity Incentive Plans

2014 Equity Incentive Award Plan

In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective, January 1, 2017, the compensation committee of the board of directors approved an evergreen increase of 1,425,522 shares that may be granted in accordance with the terms of the 2014 Plan. As of June 30, 2017, 726,319 shares were available for future issuance under the 2014 Plan.

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

2014 Employment Commencement Incentive Plan

In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, RSUs, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company.  As of June 30, 2017, a total of 1,600,000 shares of common stock have been authorized under the Inducement Plan, including the additional 450,000 shares that became available resulting from an amendment adopted by the board of directors as of February 22, 2017. As of June 30, 2017, 283,268 shares were available for future issuance under the Inducement Plan.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective, January 1, 2017, the compensation committee of the board of directors approved an evergreen increase of 178,190 shares that may be granted in accordance with the terms of the ESPP. As of June 30, 2017, 336,139 shares of common stock have been issued to employees participating in the ESPP, and 350,528 shares are available for issuance under the ESPP.

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

The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of June 30, 2017 and December 31, 2016 there were no shares subject to repurchase relating to the early exercise of options.

In connection with the board of directors’ and stockholders’ approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of June 30, 2017, a total of 830,082 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

The following table summarizes stock option activity under the stock plans, excluding the ESPP, and related information:

	Shares Available for grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance, December 31, 2016	639,374	3,540,293	$6.31	7.98
Additional shares authorized	1,875,522	—
Options granted	(1,330,832)	1,330,832	$22.88
Options exercised	—	(143,781)	$8.04
Options cancelled	132,662	(132,662)	$7.15
RSUs granted	(357,681)	—
RSUs cancelled	50,542	—
Balance, June 30, 2017	1,009,587	4,594,682	$11.03	7.86

Stock-based compensation expense recognized for stock options granted to employees and non-employee directors in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Research and development	$1,328	$515	$2,931	$969
General and administrative	1,989	410	3,079	782
Total	$3,317	$925	$6,010	$1,751

Stock-based compensation expense for the six-month period ended June 30, 2017 includes $0.6 million of expense that relate to stock options and restricted stock units held by the former Chief Medical Officer, which were modified upon his resignation in March 2017, including $0.7 million related to such modifications.

As of June 30, 2017, approximately $22,448,654 of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.11 years.

The estimated grant date fair value of employee stock options with time-based vesting terms was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term	5.3–6.0 years	5.3–6.0 years	5.3–6.0 years	5.3–6.0 years
Expected volatility	79-80%	74%	79-81%	73%–74%
Risk-free interest rate	1.7%–1.9%	1.1%–1.5%	1.7%–2.1%	1.1%–1.5%
Expected dividend yield	—%	—%	—%	—%

Stock Options Granted to Non-Employees

During the three-month and six-month periods ended June 30, 2017, the Company granted to a non-employee consultant an option to purchase an aggregate of 3,000 shares of common stock and 1,500 RSUs, that vest upon the achievement of certain performance-based targets. The Company will record the estimated fair value of the awards at the time the performance-based targets are met, which has not occurred as of June 30, 2017. During the three-month and six-month periods ended June 30, 2016, the Company did not grant any stock options or RSUs to non-employees. The Company recorded non-employee stock-based compensation expense of approximately $195,000 and zero for the three-month periods ended June 30, 2017 and 2016, respectively, and $414,000 and zero, respectively, for the the six-month periods ended June 30, 2017 and 2016. The Company measures the estimated fair value of the award for each period until the award is fully vested. The non-employee stock-based compensation expense, during the three-month and six-month periods ended June 30, 2017, was estimated using Black-Scholes with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term	0.26 years	–	0.26–0.51 years	–
Expected volatility	48%	—%	48-77%	—%
Risk-free interest rate	0.9%	—%	0.9%	—%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units Granted to Employees

During the six-month period ended June 30, 2017, the Company granted RSUs to employees to receive 357,681 shares of common stock under the Company's stock plans with a weighted-average estimated grant-date fair value of $23.15 per share. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of June 30, 2017, there were unrecognized compensation costs of $9,260,032 related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 3.25 years.

A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	605,052	$5.60	$7,878
RSUs granted	357,681	$23.15
RSUs released	(97,564)	$5.06
RSUs cancelled	(50,542)	$7.12
Balance, June 30, 2017	814,627	$12.81	$17,702

Stock Options and Restricted Stock Units Granted to Employees that Contain Performance Conditions

During the three-month periods ended June 30, 2017 and 2016, the Company granted options to purchase an aggregate of 14,500 and 11,500 shares of common stock, respectively, and 156,700 and 211,250, respectively, that vest upon the achievement of market-based common stock price targets, for the six-month periods ended June 30, 2017 and 2016. During the three-month periods ended June 30, 2017 and 2016, the Company granted 3,150 and 2,750 RSUs, respectively, and 28,950 and 50,175 RSUs, respectively, that vest upon the achievement of market-based common stock price targets, for the six-month periods ended June 30, 2017 and 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term	0.5–1.8 years	2.5–5.7 years	0.5–1.8 years	2.5–6.0 years
Expected volatility	75%	70%	75%	70%
Risk-free interest rate	2.4%	1.7%	2.4%	1.7%
Expected dividend yield	—%	—%	—%	—%

9. Contingently Redeemable Common Stock

In May 2017, the Company entered into a Common Stock Purchase Agreement with the Gates Foundation, pursuant to which the Company agreed to sell 407,331 shares of its contingently redeemable common stock (the “Shares”) to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds to the Company of $10.0 million (“Gates Investment”).

In connection with the Gates Investment, the Company entered into the Letter Agreement, which includes terms of Global Access Commitments (see Note 1). Under the Letter Agreement, if the Company defaults in its obligation to conduct certain mutually-agreed upon work with the proceeds from the Gates Investment, or otherwise triggers certain other events of default (“Charitable Default”), subject to a cure period, the Gates Foundation will have the right to request that (a) the Company redeem, or facilitate the purchase by a third party of, the Shares then held by the Gates Foundation at a price per share equal to the greater of (i) the fair market value of the common stock (if the Shares are freely tradable, the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable), or (ii) an amount equal to $24.55 plus a compounded annual return of 5% from the date of issuance of the Shares, or (b) if the Shares then held by the Gates Foundation are not freely tradeable, the Company register the resale of the Shares held by the Gates Foundation on an effective registration statement, subject to certain conditions and qualifications.

The Company concluded that certain potential events of the Charitable Default, as defined in the agreement, are not solely within the control of the Company and, accordingly, has classified the Shares outside of permanent equity, as temporary equity (the “Mezzanine Equity”).  The 407,331 shares classified as Mezzanine Equity were recorded as contingently redeemable common stock at an initial carrying value equal to the gross proceeds of approximately $10 million, which approximated their fair value at the date of issuance. The Company has determined that the 407,331 shares of contingently redeemable common stock are not currently redeemable and that a Charitable Default is not currently probable. If, and at the time when, a Charitable Default becomes probable, then the Company will record a change in the carrying value to adjust it to the redemption value of the contingently redeemable common stock. At the time of such an occurrence, the contingently redeemable common stock will be adjusted to equal the redemption value at the end of each reporting period.

10. Commitments

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

In connection with the Manufacturing Agreement, the Company executed certain work plans to carry out the validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans obligate the Company to make an aggregate amount of approximately $6.2 million in nonrefundable advance payments, of which $1.5 million was for the reservation of facilities and resources, plus procurement of long lead raw materials, paid in full under a separate agreement executed in July 2015. Such advance payments are initially capitalized as prepaid and other current assets and will be recognized as research and development expenses as goods are delivered and/or services are performed. The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. Further, the Work Plans include certain terms that require the Company to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of June 30, 2017, $9.8 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $28.1 million. As of June 30, 2017 and December 31, 2016, the Company has recorded approximately $4.6 million and $0.7 million, respectively as prepaid and other current assets and, during the three-month periods ended June 30, 2017 and 2016, has recognized $1.2 million and $0.4 million, respectively, and $1.6 million and $0.4 million, respectively, during the six-month periods ended June 30, 2017 and 2016, as research and development expenses, related to the Work Plans.

In December 2016, the Company entered into an agreement with Hovione to procure certain long lead raw materials to be used in the commercial production of plazomicin (the “Raw Material Agreement”). The Raw Material Agreement includes $1.2 million in nonrefundable advance payments. As of June 30, 2017, the Company has recorded $1.2 million of these nonrefundable advance payments as prepaid and other current assets.

Facilities Lease Obligation

The Company leased its former principal executive offices in South San Francisco under a non-cancelable lease agreement that expired on April 14, 2017. In August 2016, the Company entered into a non-cancelable agreement (the "Lease") to lease approximately 47,000 square feet of office, laboratory and research and development space for the Company's new principal executive offices (“Premises”) in South San Francisco. The Lease commenced in March 2017, after the substantial completion of certain improvements ("Tenant Improvements") required under the Lease, set to expire in September 2027 ("Lease Term"), and the Company moved into the Premises in April 2017. The Lease contains expansion options and an option to extend the Lease Term for an additional 5 years. Base rent for the first year of the Lease Term is approximately $2.7 million, with an increase in annual base rent of approximately 3.5% in each subsequent year of the Lease Term. The Lease also provides for rent abatement of approximately $1.8 million for the first year of the Lease Term.

The Company has a one-time improvement allowance of $5.7 million for the Tenant Improvements (the "Allowance"). The Landlord disbursed the Allowance for the Tenant Improvement on behalf of the Company. As of June 30, 2017, the Company has recorded approximately $5.7 million within leasehold improvements under property, plant and equipment, net and other current liabilities in the condensed consolidated balance sheet related to costs incurred under the Allowance. At its election, the Company is also entitled to an additional improvements allowance of $0.9 million ("Additional Allowance"). In the event the Company elects to use the Additional Allowance, the base rent will be increased as calculated in the Lease. Further, the Company had a deposit of $250,000 included in long-term restricted cash as of June 30, 2017, restricted from withdrawal and held in a money market account with one of the Company’s financial institutions in the form of collateral for a letter of credit held as security for the Lease. In July 2017, the Company executed a lease amendment to the Lease for additional space at the Premises and to extend the Lease Term through January 2028 (see Note 11).

Future minimum lease payments under the operating leases as of June 30, 2017 are as follows (in thousands):

Year Ending December 31,	Amounts
2017	$508
2018	2,395
2019	2,890
2020	2,991
2021	3,098
Thereafter	20,036
Total minimum lease payments	$31,918

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $0.8 million and $0.1 million for the three-month periods ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.3 million, respectively, for the six-month periods ended June 30, 2017 and 2016.

11. Subsequent Events

Facilities Lease Obligation

Effective as of July 20, 2017, the Company entered into a non-cancelable amendment to the Lease (the “Lease Amendment”) to lease an additional 51,866 square feet of office, laboratory and research and development space at the Premises for the expansion of the Company’s principal executive offices. The lease for 18,888 square feet of space is expected to begin by the third quarter of 2017 and the remainder in the second quarter of 2018, respectively. The lease term is through January 31, 2028 and includes an option to extend for an additional 5 years. The Lease Amendment includes a requirement to obtain a standby letter of credit in the amount of $280,000 held as security for the lease and provides for additional rent abatement and tenant improvement allowances.

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

On December 12, 2016, we announced positive data from our two Phase 3 clinical trials for plazomicin. The first study, a Phase 3 trial of plazomicin for the treatment of patients with cUTI and acute pyelonephritis (“AP”), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study supporting a new drug application (“NDA”) for plazomicin in the United States. The Phase 3 EPIC trial is a randomized, double blind, active controlled study in patients with cUTI and AP and allowed broad enrollment of patients with gram-negative infections. We reached agreement with the U.S. Food and Drug Administration (“FDA”) that this trial comparing plazomicin to meropenem with a 15% non-inferiority margin is acceptable as the single study required for potential approval. The first patient was enrolled in the Phase 3 EPIC trial in January 2016 and enrollment was closed in August 2016 with 609 patients.

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

Plazomicin was generally well tolerated with no new safety concerns identified in the EPIC trial. As previously disclosed, total treatment emergent adverse events (“TEAEs”) related to renal function were reported in 3.6% and 1.3% of patients in the plazomicin and meropenem groups, respectively. TEAEs related to cochlear or vestibular function were reported in a single patient in each of the plazomicin and meropenem treatment groups. Both events were considered mild and resolved completely.

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

The safety profile of plazomicin was favorable to that of colistin in critically ill patients in the CARE trial. As previously disclosed, study drug-related TEAEs related to renal function were reported in 16.7% and 38.1% of patients in the plazomicin and colistin groups, respectively. No TEAEs related to cochlear or vestibular function were reported in either group. However, due to the clinical status of patients enrolled in the trial who were frequently ventilated and unconscious, planned assessments of hearing and tinnitus were not possible for many of the patients.

We plan to submit an NDA, which will include data from both the EPIC and CARE Phase 3 clinical trials, to the FDA in the second half of 2017, with a planned commercial launch of plazomicin in the United States in 2018, if our NDA is approved. We also plan to submit a Marketing Authorization Application to the EMA for plazomicin in 2018.

On May 23, 2017, we announced that, based on the results of the CARE study, the FDA granted Breakthrough Therapy designation for plazomicin for the treatment of bloodstream infections caused by certain Enterobacteriaceae, Klebsiella pneumoniae and Enterobacter aerogenes. Breakthrough Therapy designation is granted by the FDA to treat a serious condition and where preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. Breakthrough Therapy is intended to expedite the development and review of new therapies to treat such conditions. In 2012, the FDA granted fast-track designation for the development and regulatory review of plazomicin to treat serious and life-threatening CRE infections. In 2014, plazomicin received Qualified Infectious Disease Product (“QIDP”) designation from the FDA. The QIDP designation was created by the Generating Antibiotic Incentives Now (“GAIN”) Act, which was part of the FDA Safety and Innovation Act and provides certain incentives for the development of new antibiotics, including priority review and an additional five years of market exclusivity. We have global commercialization rights to plazomicin, which has patent protection in the United States estimated from 2030 to 2032.

We recently announced our orally-available antibacterial candidate, C-Scape, a combination of an approved β-lactam and an approved β-lactamase inhibitor. We believe that C-Scape has the potential to rapidly address a serious unmet need for an effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. We began a Phase 1 study in the second quarter of 2017. In the event the Phase 1 trial is successful, we intend to initiate a single pivotal Phase 3 study in patients with cUTI, including AP, who are suitable for treatment with oral antibiotics, by the first half of 2018. We also have a program to discover and develop small molecule inhibitors of LpxC (an enzyme essential for the synthesis of the outer membrane of gram-negative bacteria), which could be ready to file an investigational new drug application (“IND”) as early as 2018. Our LpxC program is funded in part with an award from the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) of $3.2 million, with potential funding of up to $11.4 million, and a contract from the National Institute of Allergy and Infectious Diseases for up to $5.3 million. Our therapeutic antibody program utilizes a built-for-purpose discovery platform to identify and develop monoclonal antibodies for the treatment of MDR bacterial infections and other significant unmet medical needs. To further support that program, we entered into a research agreement with the Bill & Melinda Gates Foundation (the “Gates Foundation”) to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). Pursuant to the Grant Agreement, the Gates Foundation awarded up to $10.5 million in grant funding over a three-year research term. We have other programs in early stages of research targeting MDR gram-negative bacterial infections.

Since our inception, we have financed our operations with the proceeds from our initial public offering (“IPO”) of our common stock, proceeds from the underwritten public offering of our common stock, proceeds from sales of our common stock through the use of our at-the-market (“ATM”) equity offering program, funding under our contracts with a non-profit foundation and government agencies, private placements of our equity securities and certain debt-related financing arrangements.

Our plazomicin program is funded in part with a contract from BARDA. Our other programs are currently funded primarily with company funds, although, in 2015, we received a contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) that has total committed funding of $5.3 million. Historically, our preclinical programs have received funding support from organizations in addition to the National Institutes of Health, such as the U.S. Department of Defense and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.

On March 17, 2014, we completed our IPO of common stock. We sold 6,900,000 shares of our common stock, which included 900,000 shares issued as a result of the underwriters exercising their over-allotment option in full. We received cash proceeds of approximately $73.9 million from the IPO, net of underwriting commissions and related expenses.

On April 7, 2015, we entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. As of June 30, 2017, we had sold 1,105,549 shares under the Sales Agreement at an average price of $4.82 per share and we received aggregate cash proceeds of $5.1 million, after deducting the sales commissions and offering expenses.

On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million, $15.0 million of which was provided to us on August 5, 2015 and $10.0 million of which was provided to us on June 20, 2016.

On May 26, 2016, BARDA exercised an additional option ("Option 3") under its existing contract, and we were awarded an additional $20.0 million in contract funding. Option 3 also includes a no-cost extension of the period of performance for Option 1 to

September 20, 2016, under the contract to support our Phase 3 EPIC trial of plazomicin. The funding from Option 3 is focused on the Phase 3 pivotal clinical trial of plazomicin, the EPIC study, in cUTI. In April 2017, BARDA modified Option 1 to allow for an additional $0.5 million of contract funding. This brings the total committed funding under the contract to $124.3 million.

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

On May 4, 2017, we entered into the Grant Agreement with the Gates Foundation and were awarded up to approximately $10.5 million in grant funding over a three-year research term, of which approximately $3.2 million of committed funding was received in May 2017 (the “Advance Funds”). Concurrently with the Grant Agreement, we entered into a Common Stock Purchase Agreement with the Gates Foundation, pursuant to which we agreed to sell 407,331 shares of our contingently redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds to us of $10.0 million (“Gates Investment”). In connection with the Grant Agreement and Gates Investment, we entered into a strategic relationship with the Gates Foundation (the “Letter Agreement”). Under the terms of the Letter Agreement, the Gates Investment and Advanced Funds may only be used to conduct mutually agreed upon work, including the scale up of our antibody platform technology to launch a product intended to prevent neonatal sepsis (the “NSP”). Pursuant to the Letter Agreement, we agreed to make the NSP available and accessible in certain developing countries and to grant the Gates Foundation a non-exclusive license to commercialize selected drug candidates in certain developing countries, which may only be exercised in the event of certain defaults as described in the Letter Agreement (the “Global Access Commitments”). The Global Access Commitments will continue in effect until the earlier of 25 years from the closing of the Gates Investment or 7 years following the termination of all funding provided by the Gates Foundation; provided, that the Global Access Commitments will continue for any products or services developed with funding provided by the Gates Foundation which continue to be developed or available in certain developing countries.

On May 31, 2017, we completed an underwritten public offering of 5,750,000 shares of its common stock at a price to the public of $22.50 per share, including the closing of the full exercise of the underwriters’ option to purchase an additional 750,000 shares of common stock on June 9, 2017. We received net proceeds from the offering of $121.2 million, after deducting the underwriting discounts and commissions and offering expenses.

We have never been profitable and have incurred net losses in each year since the commencement of our operations. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and associated general and administrative costs. We expect to incur substantial losses from operations in the foreseeable future as we advance plazomicin and other product candidates through preclinical and clinical development, seek regulatory approval, and prepare for, if approved, commercialization. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, will be sufficient to fund our current planned operations for at least the next twelve months from the issuance of these financial statements. We will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources to invest in the commercial launch of plazomicin and continued progress with our research and development efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We perform all of our manufacturing in conjunction with third parties. Additionally, we currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and are building a sales organization. We will need substantial additional funding to support our operating activities and adequate funding may not be available to us on acceptable terms, or at all.

Financial Overview

Contract Revenue

We have derived all of our revenue to date from funding provided under a non-profit foundation and U.S. government contracts (collectively, the “Revenue Contracts”) in connection with the development of our product candidates. Our product candidates are still in clinical and preclinical development and may never be successfully developed or commercialized. Other than this contract revenue from the Revenue Contracts, we do not expect to derive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products, which we do not expect will occur before 2018, if at all, or until such time that we potentially enter into collaboration agreements with third parties for the development and commercialization of such product candidates.

Bill & Melinda Gates Foundation. In May 2017, we entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis. The Gates Foundation awarded up to approximately $10.5 million in grant funding over a three-year research term, of which approximately $3.2 million of funding was received in May 2017.

For the three-month and six-month periods ended June 30, 2017, total revenue recognized under the Gates Foundation contract was $0.2 million. We did not recognize any revenue from the Gates Foundation in 2016.

Biomedical Advanced Research and Development Authority (BARDA). We have received funding for our lead product candidate, plazomicin, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services, for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under our BARDA contract is $124.3 million, including $20.0 million for Option 3, exercised by BARDA on May 26, 2016. The exercised option relates to the support of our Phase 3 EPIC study and the preparation and submission of an NDA to the FDA. In addition, in April 2017, BARDA modified Option 1 to allow for an additional $0.5 million of contract funding.

For the three-month periods ended June 30, 2017 and 2016, total revenue recognized under the BARDA contract was $0.6 million and $8.5 million, respectively, and $7.7 million and $13.8 million, respectively, for the six-month periods ended June 30, 2017 and 2016.  Through June 30, 2017, a total of $124.3 million under the BARDA contract was recorded as revenue.

National Institute of Allergy and Infectious Diseases (NIAID).  In July 2014, the Company was awarded a one-year, $0.4 million grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. The contract was subsequently modified to extend through July 31, 2016.

In July 2015, we were awarded a contract by NIAID for $1.5 million committed through June 30, 2016.  In January 2016, an additional committed funding of $0.5 million was added. In April 2016, NIAID modified the contract to exercise the first option to increase the total contract committed funding to $4.4 million through February 2018. In April 2017, NIAID modified the contract to add committed funding of $0.3 million to the first option, bringing the total committed funding to $4.7 million. In June 2017, NIAID modified the contract to exercise the second option of $0.6 million, bringing the total committed funding to $5.3 million.

For the three-month periods ended June 30, 2017 and 2016, total revenue recognized under the NIAID contracts was $0.5 million million and $0.6 million, respectively, and $0.8 million and $1.2 million, respectively, for the six-month periods ended June 30, 2017 and 2016.

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

We expect to continue to incur substantial expenses for the foreseeable future related to our research and development activities as we continue research programs and the development of our product candidates. Further, we have incurred substantial research and development costs associated with our plazomicin program as our Phase 3 EPIC and CARE trials have completed patient enrollment. We expect to continue to incur substantial research and development expenses in the future as we continue to support plazomicin and C-Scape development, including preparations to submit an NDA for plazomicin to the FDA.

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

During the three-month and six-month periods ended June 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Change
Contract revenue	$1,266	$9,144	$(7,878)
Operating expenses
Research and development	22,199	21,708	491
General and administrative	8,860	3,951	4,909
Total operating expenses	31,059	25,659	5,400
Loss from operations	(29,793)	(16,515)	(13,278)
Interest expense	(723)	(447)	(276)
Change in warrant and derivative liabilities	4,225	(1,382)	5,607
Other income, net	221	76	145
Net loss	$(26,070)	$(18,268)	$(7,802)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue decreased $7.8 million to $1.3 million in the three-month period ended June 30, 2017 from $9.1 million in the comparable period in 2016. This decrease was primarily due to the full utilization of BARDA funding available under the current contract.

Research and Development Expenses

Research and development expenses increased $0.5 million to $22.2 million in the three-month period ended June 30, 2017 from $21.7 million in the comparable period in 2016. This was primarily due to increases of $6.2 million in personnel and facility related costs as net headcount increased by 46 employees in our research and development organization since June 2016, including $0.9 million for stock compensation expense, $2.2 million in external expenses related to C-Scape, mainly attributed to costs for our Phase 1 study, offset by a decrease of $1.2 million in external non-clinical costs for other research programs, and $6.7 million in the external expenses related to our plazomicin program, mainly attributable to the completion of the Phase 3 studies.

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

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Research and development expenses by program:
Plazomicin	$13,205	$16,556	$(3,351)
C-Scape	4,346	—	$4,346
Other research programs	4,648	5,152	(504)
Total research and development expenses	$22,199	$21,708	$491

General and Administrative Expenses

General and administrative expenses increased $4.9 million to $8.9 million for the three-month period ended June 30, 2017 from $4.0 million for the comparable period in 2016. The increase in general and administrative expenses was primarily due to an increase of $4.0 million in personnel and facility related costs, including $1.6 million for stock compensation expense, as net headcount increased by 22 employees, and an increase of $0.9 million in costs to prepare for commercialization of plazomicin.

Interest Expense

Interest expense increased $0.3 million to $0.7 million for the three-month period ended June 30, 2017 from $0.4 million for the comparable period in 2016. The increase was a result of an additional $10.0 million of borrowings under the Solar Capital loan agreement in June 2016.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities decreased by $5.6 million to a $4.2 million gain for the three-month period ended June 30, 2017 from a $1.4 million expense for the comparable period in 2016. The decrease is primarily due to the change in the estimated fair value of the warrant liability, which decreased mainly due to the change in our stock price.

Comparison of the Six-Month Periods Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Change
Contract revenue	$8,729	$14,993	$(6,264)
Operating expenses
Research and development	40,797	35,601	5,196
General and administrative	15,609	7,728	7,881
Total operating expenses	56,406	43,329	13,077
Loss from operations	(47,677)	(28,336)	(19,341)
Interest expense	(1,430)	(885)	(545)
Change in warrant and derivative liabilities	(10,731)	(1,382)	(9,349)
Other income, net	510	138	372
Net loss	$(59,328)	$(30,465)	$(28,863)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue decreased $6.3 million to $8.7 million in the six-month period ended June 30, 2017 from $15.0 million in the comparable period in 2016. This decrease was primarily due to the full utilization of BARDA funding available under the current contract.

Research and Development Expenses

Research and development expenses increased $5.2 million to $40.8 million in the six-month period ended June 30, 2017 from $35.6 million in the comparable period in 2016. This was primarily due to increases of $11.7 million in personnel and facility related costs as net headcount increased by 46 employees in our research and development organization since June 2016, including $2.0 million for stock compensation expense, of which $0.6 million of expense relate to equity awards held by our former Chief Medical

Officer that were modified in connection with his resignation in March 2017, $3.4 million in external expenses related to C-Scape, mainly attributed to costs for our Phase 1 study, offset by a decrease of $1.3 million in external non-clinical costs for other research programs and a decrease of $8.6 million in the external expenses related to our plazomicin program, mainly attributable to the completion of the Phase 3 studies.

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

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Research and development expenses by program:
Plazomicin	$25,449	$27,819	$(2,370)
C-Scape	6,996	—	$6,996
Other research programs	8,352	7,782	570
Total research and development expenses	$40,797	$35,601	$5,196

General and Administrative Expenses

General and administrative expenses increased $7.9 million to $15.6 million for the six-month period ended June 30, 2017 from $7.7 million for the comparable period in 2016. The increase in general and administrative expenses was primarily due to an increase of $6.0 million in personnel and facility related costs, including $2.3 million for stock compensation expense, as net headcount increased by 22 employees, an increase of $1.8 million in costs to prepare for commercialization of plazomicin and $0.1 million in consulting and professional fees.

Interest Expense

Interest expense increased $0.5 million to $1.4 million for the six-month period ended June 30, 2017 from $0.9 million for the comparable period in 2016. The increase was a result of an additional $10.0 million of borrowings under the Solar Capital loan agreement in June 2016.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities increased to $10.7 million for the six-month period ended June 30, 2017 from $1.4 million for the comparable period in 2016. The increase is primarily due to the change in the estimated fair value of the warrant liability, which increased mainly due to the change in our stock price.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(33,398)	$(23,809)
Net cash provided by (used in) investing activities	(62,574)	22,578
Net cash provided by financing activities	133,196	35,593
Net increase in cash, cash equivalents and restricted cash	$37,224	$34,362

Cash Flows from Operating Activities

Net cash used in operating activities was $33.4 million for the six-month period ended June 30, 2017. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the six-month period ended June 30, 2017 of $59.3 million was partially offset by non-cash charges of $10.7 million for the revaluation of the warrant and derivative liabilities, $6.4 million for stock-based compensation, $0.4 million for depreciation and amortization, $0.4 million for non-cash interest expense, $0.1 million for loss on fixed asset disposition and a change in net operating assets and liabilities of $7.9 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable, accrued liabilities and prepaid expenses and other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for plazomicin, partially offset by an increase in deferred revenue, as a result of the Advance Funds received under the grant agreement with the Gates Foundation, and a decrease in contract receivables.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $62.6 million for the six-month period ended June 30, 2017. The net cash used in investing activities during the six-month period ended June 30, 2017 is primarily a result of purchases in excess of maturities of short-term investments of $59.4 million and purchases of property, plant and equipment of $3.2 million related to our move into new corporate headquarters and to facilitate our research and development activities.

Net cash provided by investing activities was $22.6 million for the six-month period ended June 30, 2016.  The net cash provided by investing activities during the six-month period ended June 30, 2016 is primarily a result of maturities in excess of purchases of short-term investments of $22.9 million.  Other uses of cash in both periods resulted from purchases of property, plant and equipment to facilitate our increased research and development activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $133.2 million and $35.6 million for the six-month period ended June 30, 2017 and 2016, respectively. The net cash provided by financing activities during the six-month period ended June 30, 2017 includes $121.2 million of net proceeds, after deducting the underwriting discounts and commissions, from an underwritten public offering of our common stock in May 2017, approximately $10.0 million of net proceeds, after deducting issuance costs, from the sale of contingently redeemable common stock to the Gates Foundation in May 2017, $1.7 million from the issuance of common stock pursuant to our equity incentive plans and $0.3 million of proceeds from the exercise of certain warrants issued from the Private Placement. The net cash provided by financing activities during the six-month period ended June 30, 2016 includes $25.4 million for the sale of common stock and warrants to purchase common stock from the Private Placement, $10.0 million from the term loan provided by Solar Capital Ltd. in June 2016, and $0.2 million from issuance of common stock pursuant to our equity incentive plans.

Plan of Operations and Future Funding Requirements

We expect to incur substantial expenditures in the foreseeable future for research, development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our clinical development of plazomicin and C-Scape and the advancement our research and development programs. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments as of June 30, 2017 will be sufficient to fund our current planned operations for at least the next twelve months from the issuance of these financial statements.

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

The amount and timing of our future financing requirements will depend on many factors, including:

•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin;
•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay to support therapeutic drug monitoring;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including the preparation of an NDA for plazomicin, and any supplemental applications thereto;
•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;
•	the emergence of competing technologies and other adverse market developments;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion, and costs of manufacturing our product candidates;
•	our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts; and
•	the costs associated with being a public company.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2017, except as noted below:

•

In July 2017, we entered into a lease amendment (the “Lease Amendment”) to our existing lease (the “Lease”) to lease an additional 51,866 sqare feet of office, laboratory and research and development space located at our current principal executive offices. The amount of future minimum lease payments under the Lease and the Lease Amendment are $31.9 million and $39.3 million, respectively, for a total aggregate amount of $71.2 million. See Note 10 and 11 of the accompanying unaudited condensed consolidated financial statements for more information on the Lease and Lease Amendment, respectively.

•

In March 2017, we executed certain work plans with Hovione Limited (“Hovione”) to carry out our validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans include certain terms that require us to compensate Hovione if we choose to cancel the Work Plans (“Cancellation Clause”). The total aggregate amount of potential commitments under the Work Plans is approximately $28.1 million, of which $9.8 million is committed under the Cancellation Clause, as of June 30, 2017. See Note 10 of the accompanying unaudited condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have not been any material changes to our exposure to market risk during the three-month and six-month periods ended June 30, 2017. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of such date. This conclusion was based on the material weakness in our internal control over financial reporting further described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of our interim financial statements for the quarter ended June 30, 2017, we identified a material weakness in our internal control over financial reporting related to a design deficiency in our internal controls over the preparation and review of our earnings per share calculation.  Specifically, our controls were not adequately designed to ensure that all potentially dilutive securities were accurately reflected in the calculation of our diluted earnings per share.

Despite the existence of this material weakness, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Efforts to Address Material Weakness

We have prepared a preliminary remediation plan to address the underlying causes of the material weakness described above. The preliminary remediation plan includes;

•

Reassessing the design and operation of internal controls over financial reporting, including setting up a model with sufficient detail to ensure that all potentially dilutive securities were accurately reflected in the calculation of our diluted earnings per share;

•	Training of accounting personnel to further educate the staff on the accounting of new and ongoing complex and/or technical transactions relevant to us; and
•	Increasing staffing levels and expertise to implement this remediation plan.

We cannot assure you that the measures we may take in response to this material weakness will be sufficient to remediate such material weakness or to avoid potential future material weaknesses.

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

We are a late-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2016 and 2015 and the six-month period ended June 30, 2017, we derived all of our revenue from non-profit foundation and government contracts for research and development. We will seek continued revenue from such contracts and additional sources of public health funding. Revenues from such contracts and other sources can be uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other contracts that will generate significant cash. Our net losses for the years ended December 31, 2016 and 2015 were $71.2 million and $27.1 million, respectively. Our net losses for the six-month periods ended June 30, 2017 and 2016 were $59.3 million and $30.5 million, respectively. As of June 30, 2017, we had an accumulated deficit of $306.5 million.

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

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts and this would impact our status as a going concern.

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

As of June 30, 2017, we had working capital of $218.6 million and unrestricted cash, cash equivalents and short-term investments of $230.3 million. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments as of June 30, 2017, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations.

We may obtain additional financing through multiple sources, including but not limited to public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Solar Capital Ltd. and our pledge to Solar Capital Ltd. of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Solar Capital Ltd. with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin;
•	the type, number, costs and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay or related diagnostic to support therapeutic drug monitoring;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including the preparation of an NDA for plazomicin, and any supplemental applications thereto;
•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
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

We plan to submit the results to a peer-reviewed journal in 2017. Based on physician market research, we believe the Phase 3 CARE study will provide important and meaningful data regarding the efficacy, safety, microbiology, and dosing, as well as important health economic data, to better inform use of plazomicin in the treatment of patients with CRE infections.

We cannot be certain that our future clinical trials for plazomicin, C-Scape, or other product candidates, will progress as expected, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or support continued clinical development of the associated product candidate.

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

We intend to pursue clinical trials and, if successful, seek FDA approval through the 505(b)(2) regulatory pathway for our product candidate, C-Scape, which is a combination of two previously-approved drugs. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for C-Scape as anticipated, we may need to conduct additional clinical trials beyond our current expectations, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for C-Scape would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than C-Scape, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for C-Scape, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, it is possible competitors or others will file citizens’ petitions with the FDA in an attempt to persuade the FDA that C-Scape, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors or others could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

Serious adverse events or other unexpected properties of plazomicin, C-Scape, or any other product candidate may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

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

We cannot predict to what extent bacteria may develop resistance to plazomicin, C-Scape, or how resistance could spread, which could affect the revenue potential for plazomicin.

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

Although a substantial amount of our efforts is focused, and will continue to be focused, on the potential approval of our lead product candidate, plazomicin, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat MDR bacterial infections and potentially additional disease areas. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new products. Other than plazomicin and C-Scape, all of our other potential product candidates remain in the discovery and preclinical stages.

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

We rely on third-party contract manufacturing organizations to manufacture and supply plazomicin, C-Scape, and other product candidates for us, as well as certain raw materials used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately we may be required to incur significant delays and costs to find new suppliers or manufacturers.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacture of our drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If any of the manufacturers receive warning letters or other notices of violations from the FDA or others, they may be unable to timely address the issues raised in such warnings or notices.  This could cause a delay or inability to supply materials or services on a timely basis. There could also be a delay if we are required to seek additional or backup sources for any aspects of the manufacturing process. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it delays or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Tetraphase Pharmaceuticals, Inc. is developing eravacycline for complicated urinary and intra-abdominal infections. The Medicines Company is developing Meropenem-vaborbactam for cUTI and various infection types due to CRE. Merck & Co., Inc. is developing imipenem/relebactam for certain life-threatening infections caused by MDR strains, including infections due to metallo-β-lactamase producing gram-negative pathogens. Zavante Therapeutics, Inc. is developing ZTI-01 for cUTI. Shionogi is developing cefiderocol for carbapenem-resistant gram-negative pathogens. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now (“GAIN”) Act. The GAIN Act provides incentives for the development of new, qualified infectious disease products, including adding five years to the otherwise applicable regulatory exclusivity period. We requested and the FDA granted qualified infectious disease product designation for plazomicin for the treatment of hospital acquired bacterial pneumonia, ventilator-associated pneumonia, complicated intra-abdominal infections, cUTIs, and catheter-related bloodstream infections on December 14, 2014. The incentives provided under the GAIN Act, along with government contract funding and other incentives for antibiotic research, may result in more competition in the market for new antibiotics.

In addition to the GAIN Act, the 21st Century Cures Act was signed into law in December 2016. This act establishes a new approval process (Limited Population Antibacterial Drug or “LPAD”) for antimicrobials intended for the treatment of serious infections in limited patient populations with an unmet medical need. It also provides a mechanism to establish, update, and communicate susceptibility test interpretive criteria for antimicrobial drugs. Although the 21st Century Cures Act and other contemplated acts in this space can help or support Achaogen, they also increase competition in the market for antimicrobials and provide incentives for the potential of new competitors in this disease area.

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

As of June 30, 2017, we had 147 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

Prior to our initial public offering (“IPO”) in March 2014, we had not been subject to the reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”), or the other rules and regulations of the Securities and Exchange Commission (the “SEC”) or any securities exchange relating to public companies. We continue to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses associated with being a public company could be material, particularly after we cease to be an “emerging growth company.” Based on our non-affiliated market capitalization as of June 30, 2017, we will cease to be an emerging growth company on January 1, 2018. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, as occurred for the quarter ended June 30, 2017, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on, and eventually our independent auditors will attest to, the effectiveness of the operation of our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The aforementioned auditor attestation requirements will not apply to us until we are no longer considered an “emerging growth company.” Based on our non-affiliated market capitalization as of June 30, 2017, we will cease to be an emerging growth company on January 1, 2018.

We cannot be certain as to the timing of completion of our evaluation, testing and remediation action or the impact of the same on our operations. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, as occurred for the quarter ended June 30, 2017, we could be subject to sanctions or investigations by The NASDAQ Stock Market LLC, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Deficient internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

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

For example, in connection with the preparation of our interim financial statements for the quarter ended June 30, 2017, we identified a material weakness in our internal control over financial reporting related to a design deficiency in our internal controls over the preparation and review of our earnings per share calculation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. Specifically, our controls were not adequately designed to ensure that all potentially dilutive securities were accurately reflected in the calculation of our diluted earnings per share.

We have prepared a preliminary remediation plan to address the underlying causes of the material weakness described above. The preliminary remediation plan includes;

•

Reassessing the design and operation of internal controls over financial reporting, including setting up a model with sufficient detail to ensure that all potentially dilutive securities were accurately reflected in the calculation of our diluted earnings per share;

•	Training of accounting personnel to further educate the staff on the accounting of new and ongoing complex and/or technical transactions relevant to us; and
•	Increasing staffing levels and expertise to implement this remediation plan.

We cannot assure you that the measures we may take in response to this material weakness will be sufficient to remediate such material weakness or to avoid potential future material weaknesses.

Additionally, we cannot provide assurance that a similar material weakness will not recur, or that we will be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC when required. If we cannot in the future favorably assess, or our independent registered public accounting firm, when required, is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm our business.

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

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease. We have also agreed to allow the Bill & Melinda Gates Foundation (the “Gates Foundation”) to audit our compliance with using specified proceeds from the Gates Foundation only for certain mutually-agreed upon work.

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

We may seek a distribution and marketing collaborator for plazomicin or other product candidates commercialized outside of the United States. In order to market our product candidates in the European Economic Area (the “EEA”), which is comprised of the 28 Member States of the EU, plus Norway, Iceland and Lichtenstein), and many other foreign jurisdictions, we or our collaboration partners must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations:

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
•

the federal physician sunshine requirements under the ACA, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

As of June 30, 2017 our executive officers, directors, and their respective affiliates beneficially owned approximately 7% of our outstanding voting stock.  Accordingly, these stockholders may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Based on our non-affiliated market capitalization as of June 30, 2017, we will cease to be an emerging growth company on January 1, 2018.

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

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 7, 2015, we filed a Registration Statement on Form S-3 (the “2015 Shelf Registration Statement”), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The 2015 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in “at the market” (“ATM”) offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “Sales Agreement”) on April 7, 2015. Through June 30, 2017, we have sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for aggregate gross proceeds of $5.3 million.

On December 19, 2016, we completed an underwritten public offering of 7,475,000 shares of our common stock, at a price of $13.50 per share, including the full exercise of the underwriters’ option to purchase an additional 975,000 shares of common stock. We received net proceeds from the offering of $94.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses. As of June 30, 2017, approximately $43.8 million in securities remained unissued under the 2015 Shelf Registration Statement, including up to $24.7 million of common stock available to be sold under the Sales Agreement, subject to certain conditions specified therein.

In addition, on May 31, 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock, at a price of $22.50 per share, including the full exercise of the underwriters’ option to purchase an additional 750,000 shares of common stock on June 9, 2017. We received net proceeds from the offering of $121.2 million, after deducting the underwriting discounts and commissions and offering expenses.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of June 30, 2017, we have outstanding a total of 42,232,087 shares of common stock. Other than any shares held by our directors, officers and certain existing investors, all of these are currently freely tradable.

In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (the “2003 Plan”) or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our “2014 Plan”), our 2014 Employment Commencement Incentive Plan (our “Inducement Plan”) and our 2014 Employee Stock Purchase Plan (our “ESPP”), in each case, as of June 30, 2017, 6,769,424 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

As of August 2, 2017, certain holders of 1,746,461 shares of our common stock, 407,331 shares of contingently redeemable common stock and warrants exercisable for 17,514 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

Date: August 8, 2017	ACHAOGEN, INC.

	By:	/s/ Kenneth J. Hillan
Kenneth J. Hillan, M.B., Ch. B.
Chief Executive Officer (principal executive officer)

Date: August 8, 2017	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	333-193559	3/10/2014	4.1
4.3	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.5	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.6	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
4.7	Form of Warrant, issued pursuant to the Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.	S-3	333-212253	6/24/2016	4.3
10.1†	Letter Agreement by and between the Bill & Melinda Gates Foundation and the Company, dated May 4, 2017.					X
10.2†

Modification 0027, dated May 4, 2017, to Contract Award issued by the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services, dated August 30, 2010

						X
10.3	First Amendment to Lease, dated April 7, 2017, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.
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