Form 10-Q
period 2017-09-30
Achaogen Inc
filed 2017-11-08
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 2, 2017, there were 42,393,609 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Achaogen, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,657	$118,964
Short-term investments	64,744	26,912
Contracts receivable	240	12,151
Prepaids and other current assets	6,245	2,189
Restricted cash	7,380	127
Total current assets	213,266	160,343
Property and equipment, net	12,972	3,261
Restricted cash	3,855	250
Deposit and other assets	—	71
Total assets	$230,093	$163,925
Liabilities, contingently redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,820	$5,739
Accrued liabilities	9,468	9,698
Loan payable, current portion	12,500	4,167
Deferred revenue	2,708	—
Other current liabilities	—	104
Total current liabilities	30,496	19,708
Loan payable, long-term	12,374	21,110
Warrant liability	15,681	13,874
Derivative liability	664	602
Deferred rent	7,596	1,896
Total liabilities	66,811	57,190
Commitments and contingencies (Note 10)
Contingently redeemable common stock (Note 9)	10,000	—
Stockholders' equity
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2017 and December 31, 2016; 42,360,929 and 35,638,052 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	42	35
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in-capital	489,704	353,927
Accumulated deficit	(336,455)	(247,220)
Accumulated other comprehensive loss	(9)	(7)
Total stockholders’ equity	153,282	106,735
Total liabilities, contingently redeemable common stock and stockholders’ equity	$230,093	$163,925

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Operations

(In thousands except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Contract revenue	$577	$16,046	$9,306	$31,039
Operating expenses
Research and development	25,316	20,536	66,113	56,137
General and administrative	11,805	4,460	27,415	12,188
Total operating expenses	37,121	24,996	93,528	68,325
Loss from operations	(36,544)	(8,950)	(84,222)	(37,286)
Interest expense	(740)	(670)	(2,170)	(1,555)
Change in warrant and derivative liabilities	6,773	(1,499)	(3,957)	(2,881)
Other income, net	604	81	1,114	219
Net loss	$(29,907)	$(11,038)	$(89,235)	$(41,503)
Net loss per common share (Note 2):
Basic	$(0.71)	$(0.41)	$(2.31)	$(1.88)
Diluted	$(0.85)	$(0.41)	$(2.31)	$(1.88)
Weighted-average shares used to compute net loss per common share
Basic	42,259,001	26,789,397	38,709,811	22,046,368
Diluted	43,211,059	26,789,397	38,709,811	22,046,368

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(29,907)	$(11,038)	$(89,235)	$(41,503)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	33	(13)	(2)	40
Total comprehensive loss	$(29,874)	$(11,051)	$(89,237)	$(41,463)

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(89,235)	$(41,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	851	333
Amortization of (discount) premium on short-term investments	(144)	278
Stock-based compensation expense	10,297	2,726
Loss on fixed asset disposition	54	—
Change in warrant and derivative liabilities	3,958	2,881
Non-cash interest expense relating to notes payable	639	481
Change in operating assets and liabilities:
Contracts receivable	11,911	(9,854)
Prepaids and other assets	(3,985)	(340)
Accounts payable and accrued liabilities	(752)	10,062
Deferred revenue	2,708	—
Other liabilities	860	(60)
Net cash used in operating activities	(62,838)	(34,996)
Cash flows from investing activities:
Purchase of property and equipment	(5,277)	(434)
Purchase of short-term investments	(121,796)	(19,311)
Maturities of short-term investments	84,106	38,230
Net cash (used in) provided by investing activities	(42,967)	18,485
Cash flows from financing activities:
Proceeds from underwritten public offering, net of issuance costs	121,192	—
Proceeds from issuance of contingently redeemable common stock, net of issuance costs	10,000	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	28,095
Proceeds from the issuance of common stock in connection with equity incentive plans	1,789	181
Proceeds from issuance of loan payable	—	10,000
Proceeds from exercise of stock warrants	417	—
Repayment of loan payable	(1,042)	—
Net cash provided by financing activities	132,356	38,276
Net increase in cash, cash equivalents, and restricted cash	26,551	21,765
Cash, cash equivalents, and restricted cash at beginning of period	119,341	20,414
Cash, cash equivalents, and restricted cash at end of period	$145,892	$42,179
Supplemental disclosures of cash flow information
Interest paid	$1,531	$1,074
Supplemental disclosures of noncash investing and financing information
Reclassification of warrant liability to additional paid-in capital	$2,089	$—
Purchases of property plant and equipment included in deferred rent	$4,736	$—

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

September 30, 2017

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

The Company is developing plazomicin, its lead product candidate, for the treatment of bacterial infections due to multi-drug resistant Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). The Company’s Phase 3 study of plazomicin in the treatment of patients with complicated urinary tract infections (“cUTI”) and acute pyelonephritis (“AP”), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study required to support a new drug application (“NDA”) for plazomicin in the United States, which was submitted in October 2017. In addition, the Company’s Phase 3 study of plazomicin, the CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial, is a resistant pathogen-specific trial designed to evaluate the efficacy and safety of plazomicin in patients with infections due to CRE.

The Company is also developing an orally-available antibacterial candidate, C-Scape, a combination of an approved β-lactam and an approved β-lactamase inhibitor to address a serious unmet need for an effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. The Company began a Phase 1 study of C-Scape in the second quarter of 2017. In the event the Phase 1 trial is successful, the Company intends to initiate a single pivotal Phase 3 study in patients with cUTI, including AP, who are suitable for treatment with oral antibiotics, in 2018.

The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Reclassifications

The cash and cash equivalents on the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2016 has been reclassified to include restricted cash to conform to the current period’s presentation. Such reclassifications did not impact the Company’s net loss or financial position.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

Liquidity and Going Concern

In September 2017, the Company was awarded a contract (“C-Scape Contract”) valued at up to $18.0 million in grant funding from the Biomedical Advanced Research and Development Authority (“BARDA”) to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million.

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

The Company has incurred losses and negative cash flows from operations every year since its inception.  As of September 30, 2017, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $199.4 million and an accumulated deficit of approximately $336.5 million. Management expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and short-term investments as of September 30, 2017 will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of these financial statements. Management plans to raise additional funds through equity or debt financing arrangements, government contracts, and/or third party collaboration funding in the future to fund its operations, including the commercial development of plazomicin. However, there can be no assurance that such funding sources will be available at terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

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

Cash and Cash Equivalents

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of September 30, 2017 and December 31, 2016, cash and cash equivalents consisted of bank deposits, cash, commercial paper, money market funds, cash repurchase agreement investments and overnight cash sweep investments in government money market funds.

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

Restricted Cash

At September 30, 2017 and December 31, 2016, the Company had restricted cash of $11.2 million and $0.4 million, respectively. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$134,657	$118,964
Restricted cash, current	7,380	127
Restricted cash, non-current	3,855	250
Total cash, cash equivalents, and restricted cash	$145,892	$119,341

As of September 30, 2017 and December 31, 2016, the Company had $10.7 million and zero, respectively, of restricted cash related to the cash provided by the Gates Foundation, in connection with the Grant Agreement, Gates Purchase Agreement and Letter Agreement (see Note 1). As of September 30, 2017 and December 31, 2016, the Company had $0.5 million and $0.4 million, respectively, of restricted cash, which relates to the Company’s facility leases.

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

As a result of such restrictions, as of September 30, 2017, the Company classified the unspent portions of the Grant Funds and Gates Investment, held at one of the Company’s financial institutions, as restricted cash. The restricted cash related to the Company’s leases, which consists of a money market account with one of the Company’s financial institutions, serves as collateral for the letters of credit provided as security deposits under the Company’s facility lease and expire approximately 90 days from the end of their respective lease terms.

Warrant Liability

On June 3, 2016, the Company issued warrants to purchase 1,999,999 shares of its common stock in connection with a private placement financing transaction (the “Private Placement”). Each warrant has an exercise price of $3.66 per share and is exercisable for five years from the date of issuance. The Company accounts for these warrants as a liability instrument measured at estimated fair value. The initial fair value of the warrants was determined using a calibration model that involved using the Black-Scholes Pricing Model ("Black-Scholes"), which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the condensed consolidated statements of operations. As of September 30, 2017, warrants to purchase 1,178,782 shares of the Company’s common stock remain outstanding and unexercised.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. The Company has one operating segment.

Customer Concentration

For the three-month and nine-month periods ended September 30, 2017 and 2016, the Company’s revenue was generated from funding pursuant to U.S. government contracts and a non-profit foundation grant. All contracts receivable relate to funding from U.S. government contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking, overnight sweep and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of September 30, 2017 and December 31, 2016, the Company had not experienced any credit losses in such accounts or investments.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. For purposes of this calculation, preferred stock, stock options, restricted stock units and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following tables set forth the computation of the Company’s basic and diluted net loss per share (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss used to compute basic net loss per share	$(29,907)	$(11,038)	$(89,235)	$(41,503)
Less: Gain on private placement warrants	(6,795)	-	-	-
Net loss used to compute diluted net loss per share	$(36,702)	$(11,038)	$(89,235)	$(41,503)
Denominator:
Weighted-average shares used to compute basic net loss per share	42,259,001	26,789,397	38,709,811	22,046,368
Add: Private placement warrant shares	952,058	-	-	-
Weighted-average shares used to compute diluted net loss per share	43,211,059	26,789,397	38,709,811	22,046,368
Net loss per share:
Basic	$(0.71)	$(0.41)	$(2.31)	$(1.88)
Diluted	$(0.85)	$(0.41)	$(2.31)	$(1.88)

For the three-month and nine-month periods ended September 30, 2017 and 2016, potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive, as of September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	4,793,775	3,416,136	4,793,775	3,416,136
Restricted stock units	845,705	561,428	845,705	561,428
Warrants to purchase common stock	17,514	2,030,023	1,196,296	2,030,023

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, contracts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

Where quoted prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy, including cash held at overnight sweep accounts. The Company’s Level 2 valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that are measured at estimated fair value on a recurring basis consist of a derivative liability in connection with loan payable and a warrant liability in connection with the Private Placement.

As of September 30, 2017 and December 31, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Cash equivalents	$126,267	$—	$—	$126,267
Restricted cash	11,235	—	—	11,235
Subtotal	137,502	—	—	137,502
Level 2:
Corporate debt securities	8,664	—	(2)	8,662
U.S. Treasury bills	21,004	—	(8)	20,996
Commercial paper	43,475	1	—	43,476
Subtotal	73,143	1	(10)	73,134
Total	$210,645	$1	$(10)	$210,636
Reported as:
Cash and cash equivalents				$134,657
Short-term investments				$64,744
Restricted cash				$11,235

Liabilities, Level 3
Warrant Liability				$15,681
Derivative Liability				$664
Total				$16,345

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$3,728	$—	$—	$3,728
Level 1:
Restricted cash	377	—	—	377
Money market funds	115,236	—	—	115,236
Subtotal	115,613	—	—	115,613
Level 2:
Corporate debt securities	12,969	—	(7)	12,962
Commercial paper	13,950	—	—	13,950
Subtotal	26,919	—	(7)	26,912
Total	$146,260	$—	$(7)	$146,253
Reported as:
Cash and cash equivalents				$118,964
Short-term investments				$26,912
Restricted cash				$377

Liabilities, Level 3
Warrant liability				$13,874
Derivative liability				$602
Total				$14,476

All available-for-sale securities held as of September 30, 2017 had maturities less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of debt securities that were in unrealized loss positions totaled $31.3 million as of September 30, 2017. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month and nine-month periods ended September 30, 2017.

Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the "Success Fee") if the Company obtains approval to market plazomicin from the Food and Drug Administration (the "FDA"). If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee, approximately $602,000 at December 31, 2016, is recorded as a derivative liability and included in other long-term liabilities on the accompanying condensed consolidated balance sheet. The estimated fair value of the derivative liability as of September 30, 2017 increased by $21,000 and $62,000 to $664,000 from December 31, 2016, as a result of the time value of money, which is presented as change in warrant and derivative liabilities in the Company's condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2017, respectively.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. as a result of FDA approval to market plazomicin, and ii) a discount rate of 13% which was derived from the Company's estimated cost of debt. The estimated fair value of the derivative liability is most sensitive to the probability of FDA approval. Should the probability of FDA approval change by 5%, the fair value of the derivative liability as of September 30, 2017 would change by approximately $39,000. For the three-month and nine-month periods ended September 30, 2017, there was no change to the key assumptions used in the calculation of the estimated fair value. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

Pursuant to the Private Placement (see Note 2), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66. The Company classified these warrants as a liability measured at fair value using Black-Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. On June 3, 2016, the closing date of the Private Placement, the $2.6 million initial estimated fair value of the warrants was recorded as a warrant liability on the accompanying condensed consolidated balance sheet. At September 30, 2017 and December 31, 2016, the estimated fair values of the outstanding warrants were approximately $15.7 million and $13.9 million, respectively. The change in the estimated fair value is primarily due to the change in the Company's stock price and is included in changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

During the nine-month period ended September 30, 2017, certain holders of these warrants exercised warrants to purchase 113,948 shares of common stock. The Company received $0.4 million in proceeds from these warrant exercises. The Company is required to record the exercised warrants at its estimated fair value at the time of exercise, with any change included in changes in warrant and derivative liabilities in the Company’s condensed consolidated statements of operations. The Company estimated the fair value of these exercised warrants at their respective exercise dates to be $2.1 million, an increase of $0.9 million from its valuation, at December 31, 2016, of $1.2 million, primarily due to an increase in the Company’s stock price.

The fair value of the warrant liability is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs, including the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. At September 30, 2017 and December 31, 2016, the estimated fair values of the warrants were determined using Black-Scholes with the following assumptions:

	September 30, 2017	December 31, 2016
Expected volatility	80%	80%
Expected term	3.7 years	4.2 years
Risk-free interest rate	1.7%	1.8%
Dividend yield	—%	—%

The expected volatility is based on the Company's expected volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the share price change by 5%, the fair value of the warrant liability as of September 30, 2017 would change by approximately $0.9 million.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations and were as follows for the nine-month period ended September 30, 2017 (in thousands):

	Estimated Fair Value of Warrant Liability	Estimated Fair Value of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2016	$13,874	$602
Change in estimated fair value of warrant liability	3,896	—
Reclassification of warrant liability to additional paid in capital upon exercise of warrants	(2,089)	—
Change in estimated fair value of derivative liability	—	62
Balance of Level 3 Liabilities at September 30, 2017	$15,681	$664

Warrants outstanding as of September 30, 2017 and 2016 have a weighted-average exercise price of $3.78.

4. Balance Sheet Components

Prepaids and other current assets

Prepaids and other current assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred research and development costs	$4,457	$660
Prepaid expenses	1,490	1,390
Other current assets	298	139
	$6,245	$2,189

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Office equipment	$863	$644
Laboratory equipment	5,701	4,038
Leasehold improvements	8,055	1,072
Construction-in-progress	1,436	1,896
	16,055	7,650
Less: accumulated depreciation and amortization	(3,083)	(4,389)
Property and equipment, net	$12,972	$3,261

Depreciation and amortization expense for the three-month periods ended September 30, 2017 and 2016 was $0.4 million and $0.1 million, respectively, and $0.9 million and $0.3 million, respectively, for the nine-month periods ended September 30, 2017 and 2016.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued clinical and development expenses	$2,188	$3,681
Payroll and related bonus expenses	6,242	4,941
Other	1,038	1,076
	$9,468	$9,698

5. License and Collaboration Agreements

Thermo Fisher Scientific, Inc.

In April 2016, the Company entered into an agreement with its collaboration partner, Microgenics Corporation (“Thermo Fisher”), a wholly owned subsidiary of Thermo Fisher Scientific, Inc., to develop and commercialize an assay to support plazomicin. If approved, the Company and Thermo Fisher plan to have a commercial assay for plazomicin available at launch to enable health care professionals to make decisions on safe and efficacious doses of plazomicin. In accordance with the terms of the agreement, the Company is required to make milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than approximately $6.5 million. In further consideration of this agreement, in the event of a successful commercialization of the assay, the Company is required to pay a minimum threshold annual revenue to Thermo Fisher.

In February 2017, the Company announced the achievement of a strategic milestone in its ongoing collaboration to develop an assay enabling therapeutic drug management of plazomicin, and incurred $0.9 million of research and development expense related to this milestone. As of September 30, 2017, the Company has incurred $1.7 million in milestone payments and these costs were fully recorded as research and development expense.

Crystal Biosciences, Inc.

In May 2016, the Company entered into a collaboration and license agreement with Crystal Biosciences, Inc. (“Crystal”). Pursuant to the terms of this agreement, the Company and Crystal agreed to collaborate on the discovery of monoclonal antibodies against multiple targets. Crystal agreed to conduct the initial discovery work with its antibody platform and the Company has the right to develop and commercialize the antibodies discovered through this collaboration. The Company is required to provide signing and milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than approximately $20.6 million. The upfront signing fee, technology access fees and research funding were recorded as research and development expense. This collaboration and license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of the commercialized product.

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

Through September 30, 2017, the Company had compensated Ionis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of September 30, 2017, the Company had no outstanding payments due under the license.

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

The Company recorded contract revenue of $0.3 million and $0.5 million, respectively, under this agreement during the three-month and nine-month periods ended September 30, 2017. The Company did not record any contract revenue from the Gates Foundation during 2016.

Biomedical Advanced Research and Development Authority

In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27.6 million for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA exercised an additional $15.8 million contract option ("Option 1"), which increased the total contract committed funding to $43.4 million through March 2014. In April 2013, the Company was awarded an additional $60.4 million under the contract to support its Phase 3 clinical trial of plazomicin ("Option 2") to increase the total committed funding under this contract to $103.8 million. On May 26, 2016, the Company was awarded an additional $20.0 million ("Option 3") under the contract to support its Phase 3 EPIC trial of plazomicin. In April 2017, BARDA modified Option 1 to allow for an additional $0.5 million of contract funding. This brings the total committed funding under this contract to $124.3 million. Through September 30, 2017, a total of $124.3 million has been recorded as revenue, with an insignificant amount of funding remaining under this BARDA contract.

In September 2017, the Company was awarded the C-Scape Contract (“C-Scape Contract”) valued at up to $18.0 million from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. Through September 30, 2017, the Company has recorded an insignificant amount to revenue, with $12.0 million remaining available from the funding currently commited under the C-Scape Contract.

The Company recorded contract revenue of zero and $15.4 million under these agreements during the three-month periods ended September 30, 2017 and 2016, respectively, and $7.7 million and $29.2 million, respectively, during the nine-month periods ended September 30, 2017 and 2016.

National Institute of Allergy and Infectious Diseases

In July 2015, the Company was awarded a contract by the National Institute of Allergy and Infectious Diseases ("NIAID") to support the discovery and development of LpxC inhibitors for the treatment of bacterial infections for $1.5 million committed through June 30, 2016.  In January 2016, an additional committed funding of $0.5 million was added. In April 2016, NIAID modified the contract to exercise the first option to increase the total contract committed funding to $4.4 million through February 2018. In April 2017, NIAID modified the contract to add committed funding of $0.3 million to the first option, bringing the total committed funding to $4.7 million. In June 2017, NIAID modified the contract to exercise the second option of $0.6 million, bringing the total committed funding to $5.3 million, of which $0.8 million remains available. During the third quarter of 2017, the Company decided to discontinue all research and development efforts on our preclinical LpxC inhibitor programs for gram-negative pathogens. The Company does not expect to draw further revenues under this contract.

The Company recorded contract revenue of $0.3 million and $0.6 million under these agreements during the three-month periods ended September 30, 2017 and 2016, respectively, and $1.1 million and $1.8 million, respectively, during the nine-month periods ended September 30, 2017 and 2016.

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

Future principal debt payments on the currently outstanding term loan are payable as follows (in thousands):

September 30, 2017
2017	$3,125
2018	12,500
2019	8,333
Total principal payments	23,958
Final fee due at maturity in 2019	2,000
Total principal and final fee payments	25,958
Unamortized discount and debt issuance costs	(1,084)
Total loan obligation	24,874
Less current portion	(12,500)
Loan payable, long-term	$12,374

The obligation includes a final fee of $2.0 million, representing 8% of the term loan currently funded, which accretes over the life of the loan as interest expense.  The Company recorded interest expense related to the loan of $0.7 million and $0.7 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $2.2 million and $1.6 million, respectively, for the nine-month periods ended September 30, 2017 and 2016.

8. Stockholders' Equity

On April 7, 2015, the Company filed a Registration Statement on Form S-3 (the “2015 Shelf Registration Statement”), which included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of the Company’s common stock from time to time in an “at-the-market” (“ATM”) equity offering. The Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.

As of September 30, 2017, the Company had sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for aggregate gross proceeds of $5.3 million and net proceeds of $5.1 million after deducting the sales commissions and offering expenses. As of September 30, 2017, $24.7 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

At the close of the Private Placement, the estimated fair values of the common stock and warrants issued were $22.9 million and $2.6 million, respectively. At September 30, 2017, using Black-Scholes, the Company estimated the fair value of the remaining warrants outstanding to be $15.7 million and recorded a charge of $1.8 million and $11.3 million, for the increase in the liability, in the condensed consolidated statements of operations, for the nine-month period ended September 30, 2017 and year ended December 31, 2016, respectively.

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

Equity Incentive Plans

2014 Equity Incentive Award Plan

In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective January 1, 2017, the compensation committee of the Board of Directors approved an evergreen increase of 1,425,522 shares that may be granted in accordance with the terms of the 2014 Plan. As of September 30, 2017, 797,864 shares were available for future issuance under the 2014 Plan.

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

2014 Employment Commencement Incentive Plan

In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, RSUs, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company.  As of September 30, 2017, a total of 2,050,000 shares of common stock have been authorized under the Inducement Plan, including an additional 450,000 shares that became available resulting from an amendment adopted by the Board of Directors as of September 13, 2017. As of September 30, 2017, 338,073 shares were available for future issuance under the Inducement Plan.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective January 1, 2017, the compensation committee of the board of directors approved an evergreen increase of 178,190 shares that may be granted in accordance with the terms of the ESPP. As of September 30, 2017, 336,139 shares of common stock have been issued to employees participating in the ESPP and 350,528 shares are available for issuance under the ESPP.

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

The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of September 30, 2017 and December 31, 2016 there were no shares subject to repurchase relating to the early exercise of options.

In connection with the board of directors’ and stockholders’ approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of September 30, 2017, a total of 829,586 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

The following table summarizes stock option activity under the stock plans, excluding the ESPP, and related information:

	Shares Available for grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Balance, December 31, 2016	639,374	3,540,293	$6.31	7.98
Additional shares authorized	2,325,522	—
Options granted	(1,641,757)	1,641,757	$21.96
Options exercised	—	(164,593)	$7.50
Options cancelled	223,682	(223,682)	$8.24
RSUs granted	(470,076)	—
RSUs cancelled	59,192	—
Balance, September 30, 2017	1,135,937	4,793,775	$11.54	7.86

Stock-based compensation expense recognized for stock options granted to employees and non-employee directors in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Research and development	$1,627	$542	$4,558	$1,511
General and administrative	2,179	432	5,258	1,215
Total	$3,806	$974	$9,816	$2,726

Stock-based compensation expense for the nine-month period ended September 30, 2017 includes $0.6 million of expense that relates to stock options and restricted stock units held by the former Chief Medical Officer, which were modified upon his resignation in March 2017, including $0.7 million related to such modifications.

As of September 30, 2017, approximately $23.6 million of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.1 years.

The estimated grant date fair value of employee stock options with time-based vesting terms was calculated using the Black-Scholes valuation model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term	5.8–6.0 years	6.0 years	5.3–6.0 years	5.3–6.0 years
Expected volatility	78-79%	67-68%	78-81%	67%–74%
Risk-free interest rate	1.9%–2.1%	1.1%–1.3%	1.7%–2.1%	1.1%–1.5%
Expected dividend yield	—%	—%	—%	—%

Stock Options Granted to Non-Employees

During the three-month and nine-month periods ended September 30, 2017, the Company granted to a non-employee consultant an option to purchase an aggregate of 3,000 shares of common stock and 1,500 RSUs, that vest upon the achievement of certain performance-based targets. The Company will record the estimated fair value of the awards at the time the performance-based targets are met, which has not occurred as of September 30, 2017. During the three-month and nine-month periods ended September 30, 2016, the Company granted 15,000 stock options and no RSUs to a non-employee consultant. The Company recorded non-employee stock-based compensation expense of approximately $67,000 and $6,000 for the three-month periods ended September 30, 2017 and 2016, respectively, and $481,000 and $6,000, respectively, for the the nine-month periods ended September 30, 2017 and 2016. The Company measures the estimated fair value of the award for each period until the award is fully vested. The non-employee stock-

based compensation expense, during the three-month and nine-month periods ended September 30, 2017, was estimated using Black-Scholes with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term	0.25 years	1.01 years	0.25–0.51 years	1.01 years
Expected volatility	60%	63%	48-77%	63%
Risk-free interest rate	1.0%	0.6%	0.9-1.0%	0.6%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units Granted to Employees

During the nine-month period ended September 30, 2017, the Company granted RSUs to employees to receive 470,076 shares of common stock under the Company's stock plans with a weighted-average estimated grant-date fair value of $21.84 per share. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of September 30, 2017, unrecognized compensation costs totaled $11.3 million related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 2.9 years.

A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	605,052	$5.60	$7,878
RSUs granted	470,076	$21.84
RSUs released	(170,231)	$5.91
RSUs cancelled	(59,192)	$7.73
Balance, September 30, 2017	845,705	$14.42	$13,489

Stock Options and Restricted Stock Units Granted to Employees that Contain Performance Conditions

During the three-month periods ended September 30, 2017 and 2016, the Company granted options to purchase an aggregate of 22,500 and 129,000 shares of common stock, respectively, and during the nine-month periods ended September 30, 2017 and 2016, 179,200 and 340,250 shares of common stock, respectively, that vest upon the achievement of market-based common stock price targets. During the three-month periods ended September 30, 2017 and 2016, the Company granted 5,000 and  6,750 RSUs, respectively, and during the nine-month periods ended September 30, 2017 and 2016, 33,950 and 56,925 RSUs, respectively, that vest upon the achievement of market-based common stock price targets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term	0.5–1.8 years	2.5–5.9 years	0.5–1.8 years	2.5–6.0 years
Expected volatility	75%	70%	75%	70%
Risk-free interest rate	2.4%	1.4-1.6%	2.4%	1.4-1.8%
Expected dividend yield	—%	—%	—%	—%

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

10. Commitments and Contingencies

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

In connection with the Manufacturing Agreement, the Company executed certain work plans to carry out the validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans obligated the Company to make an aggregate amount of approximately $6.2 million in nonrefundable advance payments, of which $1.5 million was for the reservation of facilities and resources, plus procurement of long lead raw materials, paid in full under a separate agreement executed in July 2015. Such advance payments are initially capitalized as prepaid and other current assets and will be recognized as research and development expenses as goods are delivered and/or services are performed. The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. Further, the Work Plans include certain terms that require the Company to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of September 30, 2017, $10.2 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $28.1 million. As of September 30, 2017 and December 31, 2016, the Company has recorded approximately $4.5 million and $0.7 million, respectively as prepaid and other current assets and, during the three-month periods ended September 30, 2017 and 2016, has recognized $0.4 million and $0.2 million, respectively, and $1.9 million and $0.7 million, respectively, during the nine-month periods ended September 30, 2017 and 2016, as research and development expenses, related to the Work Plans.

In December 2016, the Company entered into an agreement with Hovione to procure certain long lead raw materials to be used in the commercial production of plazomicin (the “Raw Material Agreement”). The Raw Material Agreement includes $1.2 million in nonrefundable advance payments. As of September 30, 2017, the Company has recorded $1.2 million of these nonrefundable advance payments as research and development expense.

Facilities Lease Obligation

In August 2016, the Company entered into a non-cancelable agreement (the "Lease") to lease 47,118 square feet of office, laboratory and research and development space (the “Original Space”) for the Company's new principal executive offices in South San Francisco. In July 2017, the Company entered into an amendment (the “Lease Amendment”) to lease an additional 51,866 square feet of space (the “Expansion Space”) for a total of 98,984 square feet (the “Premises”). The Lease commenced in March 2017, after the substantial completion of certain improvements ("Tenant Improvements") required under the Lease and the Company moved into the Original Space in April 2017. The lease for 18,888 square feet of the Expansion Space commenced in August 2017 and the remainder is expected to begin by the end of the second quarter 2018. The lease term for the Premises is through January 31, 2028 (the “Lease Term”) and contains an option to extend the Lease Term for an additional 5 years. Base rent for the first year for the Original Space is approximately $2.9 million. The base rent increases approximately 3.5% in each subsequent year of the Lease Term. The Lease also provides for rent abatement of approximately $1.8 million and $2.0 million for the first year of the Lease Term for the Original Space and Expansion Space, respectively.

The Company has a one-time improvement allowance of $5.7 million for the Tenant Improvements (the "Original Allowance"). The Landlord disbursed the Original Allowance for the Tenant Improvements on behalf of the Company. At its election, the Company is also entitled to an additional improvements allowance of $0.9 million ("Original Additional Allowance"). Effective August 17, 2017, the Company elected to use the Original Additional Allowance and the base rent was increased by an aggregate of $1.7 million over the Lease Term. As of September 30, 2017, the Company has recorded approximately $6.6 million within leasehold improvements under property, plant and equipment, net and other current liabilities in the condensed consolidated balance sheet related to costs incurred under the Original Allowance and the Original Additional Allowance. The Lease Amendment provides for a one-time improvement allowance of $1.0 million for certain tenant improvements and, at its election, the Company is also entitled to an additional improvements allowance of $1.5 million (“Expansion Additional Allowance”). In the event the Company elects to use the Expansion Additional Allowance, the base rent will be increased as calculated in the Lease Amendment.

Pursuant to the Lease Amendment, the Company holds the option to pay the balance of the Original Additional Allowance and Expansion Additional Allowance in full any time within the first 36 months of the Lease Term. Further, the Company had deposits of $0.5 million included in long-term restricted cash as of September 30, 2017, restricted from withdrawal and held in a money market account with one of the Company’s financial institutions in the form of collateral for letters of credit held as security for the Lease and the Lease Amendment.

Future minimum lease payments under the operating leases as of September 30, 2017 are as follows (in thousands):

Year Ending December 31,	Amounts
2017	$272
2018	4,028
2019	6,201
2020	6,418
2021	6,644
Thereafter	45,657
Total minimum lease payments	$69,220

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $0.9 million and $0.1 million for the three-month periods ended September 30, 2017 and 2016, respectively, and $2.0 million and $0.4 million, respectively, for the nine-month periods ended September 30, 2017 and 2016.

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

On December 12, 2016, we announced positive data from our two Phase 3 clinical trials for plazomicin. The first study, a Phase 3 trial of plazomicin for the treatment of patients with cUTI and acute pyelonephritis (“AP”), entitled EPIC (Evaluating Plazomicin In cUTI), is expected to serve as a single pivotal study required to support a new drug application (“NDA”) for plazomicin in the United States. The Phase 3 EPIC trial is a randomized, double blind, active controlled study in patients with cUTI and AP and allowed broad enrollment of patients with gram-negative infections. We reached agreement with the U.S. Food and Drug Administration (“FDA”) that this trial comparing plazomicin to meropenem with a 15% non-inferiority margin is acceptable as the single study required for potential approval. The first patient was enrolled in the Phase 3 EPIC trial in January 2016 and enrollment was closed in August 2016 with 609 patients.

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

On October 26, 2017, we announced the submission of an NDA to the FDA for plazomicin, seeking approval to treat cUTI, including AP and bloodstream infections due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options. We expect a commercial launch of plazomicin in the United States in 2018, if our NDA is accepted and approved. We also plan to submit a Marketing Authorization Application to the EMA for plazomicin in 2018.

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

We recently announced our orally-available antibacterial candidate, C-Scape, a combination of an approved β-lactam and an approved β-lactamase inhibitor. We believe that C-Scape has the potential to rapidly address a serious unmet need for an effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. We began a Phase 1 study in the second quarter of 2017. In the event the Phase 1 trial is successful, we intend to initiate a single pivotal Phase 3 study in patients with cUTI, including AP, who are suitable for treatment with oral antibiotics, in 2018. Our C-Scape program is now funded in part by a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for up to $18.0 million, of which $12.0 million is committed.

During the third quarter of 2017, we decided to discontinue all research and development efforts on our preclinical intravenous and inhaled LpxC inhibitor programs for gram-negative pathogens. Our decision was driven by toxicity findings with the lead preclinical candidate that indicated we would not be able to achieve our target product profile.

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

Our plazomicin program was, and our C-Scape program is, funded in part with a contract from BARDA. Our other programs are currently funded primarily with company funds. Historically, our preclinical programs have received funding support from organizations such as the National Institutes of Health, the U.S. Department of Defense, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.

On March 17, 2014, we completed our IPO of common stock. We sold 6,900,000 shares of our common stock, which included 900,000 shares issued as a result of the underwriters exercising their over-allotment option in full. We received cash proceeds of approximately $73.9 million from the IPO, net of underwriting commissions and related expenses.

On April 7, 2015, we entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. As of September 30, 2017, we had sold 1,105,549 shares under the Sales Agreement at an average price of $4.82 per share and we received aggregate cash proceeds of $5.1 million, after deducting the sales commissions and offering expenses.

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

In September 2017, we were awarded a contract (“C-Scape Contract”) valued at up to $18.0 million in grant funding from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million.

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

For the three-month and nine-month periods ended September 30, 2017, total revenue recognized under the Gates Foundation contract was $0.3 million and $0.5 million, respectively. We did not recognize any revenue from the Gates Foundation in 2016.

Biomedical Advanced Research and Development Authority (BARDA). We have received funding for our lead product candidate, plazomicin, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services, for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under our BARDA contract is $124.3 million, including $20.0 million for Option 3, exercised by BARDA on May 26, 2016. The exercised option relates to the support of our Phase 3 EPIC study and the preparation and submission of an NDA to the FDA. In addition, in April 2017, BARDA modified Option 1 to allow for an additional $0.5 million of contract funding. Through September 30, 2017, a total of $124.3 million was recorded as revenue under this BARDA contract, with an insignificant amount of funding remaining.

In September 2017, BARDA awarded us funding to support the development, including Phase 1 and Phase 3 clinical studies and manufacturing and analytical testing, of C-Scape. This contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under this contract is $12.0 million, including subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. Through September 30, 2017, we recorded an insignificant amount as revenue, with $12.0 million remaining available from the funding currently committed under this contract.

For the three-month periods ended September 30, 2017 and 2016, total revenue recognized under these contracts were zero and $15.4 million, respectively, and $7.7 million and $29.2 million, respectively, for the nine-month periods ended September 30, 2017 and 2016.

National Institute of Allergy and Infectious Diseases (NIAID).  In July 2014, the Company was awarded a one-year, $0.4 million grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. The contract was subsequently modified to extend through July 31, 2016.

In July 2015, we were awarded a contract by NIAID to support the discovery and development of LpxC inhibitors for the treatment of bacterial infections for $1.5 million committed through June 30, 2016.  In January 2016, an additional committed funding of $0.5 million was added. In April 2016, NIAID modified the contract to exercise the first option to increase the total contract committed funding to $4.4 million through February 2018. In April 2017, NIAID modified the contract to add committed funding of $0.3 million to the first option, bringing the total committed funding to $4.7 million. In June 2017, NIAID modified the contract to exercise the second option of $0.6 million, bringing the total committed funding to $5.3 million, of which $0.8 million remains available. We do not expect to draw further revenues under this contract.

For the three-month periods ended September 30, 2017 and 2016, total revenue recognized under the NIAID contracts was $0.3 million and $0.6 million, respectively, and $1.1 million and $1.8 million, respectively, for the nine-month periods ended September 30, 2017 and 2016.

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

We expect to continue to incur substantial expenses for the foreseeable future related to our research and development activities as we continue research programs and the development of our product candidates. Further, we have incurred substantial research and development costs associated with our plazomicin program. We expect to continue to incur substantial research and development expenses in the future as we continue to support plazomicin, C-Scape development and our pre-clinical pipeline.

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

During the three-month and nine-month periods ended September 30, 2017, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	Change
Contract revenue	$577	$16,046	$(15,469)
Operating expenses
Research and development	25,316	20,536	4,780
General and administrative	11,805	4,460	7,345
Total operating expenses	37,121	24,996	12,125
Loss from operations	(36,544)	(8,950)	(27,594)
Interest expense	(740)	(670)	(70)
Change in warrant and derivative liabilities	6,773	(1,499)	8,272
Other income, net	604	81	523
Net loss	$(29,907)	$(11,038)	$(18,869)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue decreased $15.4 million to $0.6 million in the three-month period ended September 30, 2017 from $16.0 million in the comparable period in 2016. This decrease was primarily due to lower BARDA contract revenues.

Research and Development Expenses

Research and development expenses increased $4.8 million to $25.3 million in the three-month period ended September 30, 2017 from $20.5 million in the comparable period in 2016. This was primarily due to increases of $6.9 million in personnel and facility related costs as net headcount increased by 65 employees in our research and development organization since September 2016, including $1.1 million for stock compensation expense, $2.0 million in external expenses related to C-Scape, mainly attributed to costs for our Phase 1 study, $0.8 million in external non-clinical costs for other research programs, and partially offset by a decrease of $4.9 million in the external expenses related to our plazomicin program, mainly attributable to the completion of the Phase 3 studies.

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

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Research and development expenses by program:
Plazomicin	$15,499	$16,866	$(1,367)
C-Scape	4,711	495	$4,216
Other research programs	5,106	3,175	1,931
Total research and development expenses	$25,316	$20,536	$4,780

General and Administrative Expenses

General and administrative expenses increased $7.3 million to $11.8 million for the three-month period ended September 30, 2017 from $4.5 million for the comparable period in 2016. The increase in general and administrative expenses was primarily due to an increase of $5.0 million in personnel and facility related costs, including $1.7 million for stock compensation expense, as net headcount increased by 33 employees, an increase of $1.3 million in costs to prepare for commercialization of plazomicin and $1.0 million in consulting and professional fees.

Interest Expense

Interest expense was $0.7 million for the three-month periods ended September 30, 2017 and 2016.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities decreased by $8.3 million to a $6.8 million gain for the three-month period ended September 30, 2017 from a $1.5 million expense for the comparable period in 2016. The decrease is primarily due to the change in the estimated fair value of the warrant liability, which decreased mainly due to the change in our stock price.

Comparison of the Nine-Month Periods Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Change
Contract revenue	$9,306	$31,039	$(21,733)
Operating expenses
Research and development	66,113	56,137	9,976
General and administrative	27,415	12,188	15,227
Total operating expenses	93,528	68,325	25,203
Loss from operations	(84,222)	(37,286)	(46,936)
Interest expense	(2,170)	(1,555)	(615)
Change in warrant and derivative liabilities	(3,957)	(2,881)	(1,076)
Other income, net	1,114	219	895
Net loss	$(89,235)	$(41,503)	$(47,732)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue decreased $21.7 million to $9.3 million in the nine-month period ended September 30, 2017 from $31.0 million in the comparable period in 2016. This decrease was primarily due to lower BARDA contract revenues.

Research and Development Expenses

Research and development expenses increased $10.0 million to $66.1 million in the nine-month period ended September 30, 2017 from $56.1 million in the comparable period in 2016. This was primarily due to increases of $18.5 million in personnel and facility related costs as net headcount increased by 65 employees in our research and development organization since June 2016, including $3.1 million for stock compensation expense, of which $0.6 million of expense relate to equity awards held by our former Chief Medical Officer that were modified in connection with his resignation in March 2017, $5.4 million in external expenses related to C-Scape, mainly attributed to costs for our Phase 1 study, partially offset by a decrease of $0.4 million in external non-clinical costs for other research programs and a decrease of $13.5 million in the external expenses related to our plazomicin program, mainly attributable to the completion of the Phase 3 studies.

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

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Research and development expenses by program:
Plazomicin	$40,949	$44,685	$(3,736)
C-Scape	11,706	686	$11,020
Other research programs	13,458	10,766	2,692
Total research and development expenses	$66,113	$56,137	$9,976

General and Administrative Expenses

General and administrative expenses increased $15.2 million to $27.4 million for the nine-month period ended September 30, 2017 from $12.2 million for the comparable period in 2016. The increase in general and administrative expenses was primarily due to an increase of $11.0 million in personnel and facility related costs, including $3.2 million for stock compensation expense, as net headcount increased by 33 employees, an increase of $3.1 million in costs to prepare for commercialization of plazomicin and $1.1 million in consulting and professional fees.

Interest Expense

Interest expense increased $0.6 million to $2.2 million for the nine-month period ended September 30, 2017 from $1.6 million for the comparable period in 2016. The increase was a result of an additional $10.0 million of borrowings under the Solar Capital loan agreement in June 2016.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities increased $1.1 million to $4.0 million for the nine-month period ended September 30, 2017 from $2.9 million for the comparable period in 2016. The increase is primarily due to the change in the estimated fair value of the warrant liability, which increased mainly due to the change in our stock price.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(62,838)	$(34,996)
Net cash (used in) provided by investing activities	(42,967)	18,485
Net cash provided by financing activities	132,356	38,276
Net increase in cash, cash equivalents and restricted cash	$26,551	$21,765

Cash Flows from Operating Activities

Net cash used in operating activities was $62.8 million for the nine-month period ended September 30, 2017. The primary use of cash was to fund our operations related to the research and development of our product candidates and to prepare for commercialization of plazomicin. Our net loss from operations in the nine-month period ended September 30, 2017 of $89.2 million was partially offset by non-cash charges of $10.3 million for stock-based compensation, $4.0 million for the revaluation of the warrant and derivative liabilities, $0.7 million for depreciation and amortization, $0.6 million for non-cash interest expense, $0.1 million for loss on fixed asset disposition and a change in net operating assets and liabilities of $10.7 million. The change in net operating assets and liabilities was primarily due to a decrease in contract receivables, an increase in prepaid expenses and other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for plazomicin, partially offset by an increase in deferred revenue, as a result of the Advance Funds received under the grant agreement with the Gates Foundation.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $43.0 million for the nine-month period ended September 30, 2017. The net cash used in investing activities during the nine-month period ended September 30, 2017 is primarily a result of purchases in excess of maturities of short-term investments of $37.7 million and purchases of property, plant and equipment of $5.3 million related to our move into new corporate headquarters and to facilitate our research and development activities.

Net cash provided by investing activities was $18.5 million for the nine-month period ended September 30, 2016.  The net cash provided by investing activities during the nine-month period ended September 30, 2016 is primarily a result of maturities in excess of purchases of short-term investments of $18.9 million.  Other uses of cash resulted from purchases of property, plant and equipment to facilitate our increased research and development activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $132.4 million and $38.3 million for the nine-month period ended September 30, 2017 and 2016, respectively. The net cash provided by financing activities during the nine-month period ended September 30, 2017 includes $121.2 million of net proceeds, after deducting the underwriting discounts and commissions, from an underwritten public offering of our common stock in May 2017, approximately $10.0 million of net proceeds, after deducting issuance costs, from the sale of contingently redeemable common stock to the Gates Foundation in May 2017, $1.8 million from the issuance of common stock pursuant to our equity incentive plans and $0.4 million of proceeds from the exercise of certain warrants issued from the Private Placement, partially offset by a $1.0 million principle repayment on the term loan provided by Solar Capital Ltd. The net cash provided by financing activities during the nine-month period ended September 30, 2016 includes $25.1 million for the sale of common stock and warrants to purchase common stock from the Private Placement, $10.0 million from the term loan provided by Solar Capital Ltd. in June 2016, $3.0 million through "at the market" offerings in which Cowen and Company, LLC acted as sales agent, and $0.2 million from issuance of common stock pursuant to our equity incentive plans.

Plan of Operations and Future Funding Requirements

We expect to incur substantial expenditures in the foreseeable future for research, development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our clinical development of plazomicin and C-Scape, the advancement of our research and development programs and the preparation for commercialization of plazomicin. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments as of September 30, 2017 will be sufficient to fund our current planned operations for at least the next twelve months from the issuance of these financial statements.

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

The amount and timing of our future financing requirements will depend on many factors, including:

•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin and C-Scape;
•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay to support therapeutic drug monitoring;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including any supplemental applications relating to our NDA for plazomicin;
•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;
•	the emergence of competing technologies and other adverse market developments;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion, and costs of manufacturing our product candidates;
•	our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts; and
•	the costs associated with being a public company.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2017, except as noted below:

•

In July 2017, we entered into a lease amendment (the “Lease Amendment”) to our existing lease (the “Lease”) to lease an additional 51,866 sqare feet of office, laboratory and research and development space located at our current principal executive offices. The amount of future minimum lease payments under the Lease and the Lease Amendment are $34.5 million and $34.7 million, respectively, for a total aggregate amount of $69.2 million. See Note 10 of the accompanying unaudited condensed consolidated financial statements for more information on the Lease and Lease Amendment.

•

In March 2017, we executed certain work plans with Hovione Limited (“Hovione”) to carry out our validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans include certain terms that require us to compensate Hovione if we choose to cancel the Work Plans (“Cancellation Clause”). The total aggregate amount of potential commitments under the Work Plans is approximately $28.1 million, of which $10.2 million is committed under the Cancellation Clause, as of September 30, 2017. See Note 10 of the accompanying unaudited condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have not been any material changes to our exposure to market risk during the three-month and nine-month periods ended September 30, 2017. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of such date. This conclusion was based on the material weakness in our internal control over financial reporting further described below.

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

Remediation Efforts to Address Material Weakness

We have prepared a remediation plan to address the underlying causes of the material weakness described above. The remediation plan is in progress and includes;

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

We are a late-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2016 and 2015 and the nine-month period ended September 30, 2017, we derived all of our revenue from non-profit foundation and government contracts for research and development. We will seek continued revenue from such contracts and additional sources of public health funding. Revenues from such contracts and other sources can be uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other contracts that will generate significant cash. Our net losses for the years ended December 31, 2016 and 2015 were $71.2 million and $27.1 million, respectively. Our net losses for the nine-month periods ended September 30, 2017 and 2016 were $89.2 million and $41.5 million, respectively. As of September 30, 2017, we had an accumulated deficit of $336.5 million.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future as we seek marketing approvals from the U.S. Food and Drug Administration (“FDA”) and similar regulatory authorities outside the United States, build commercial supply and conduct pre-marketing activities for plazomicin, and continue the development of our other product candidates, including C-Scape. Our expenses will also increase substantially if and as we:

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

As of September 30, 2017, we had working capital of $182.8 million and unrestricted cash, cash equivalents and short-term investments of $199.4 million. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments as of September 30, 2017, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations.

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

•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin;
•	the type, number, costs and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay or related diagnostic to support therapeutic drug monitoring;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, any supplemental applications relating to our new drug application (“NDA”) for plazomicin;
•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
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

We submitted an NDA for plazomicin in October 2017, with a planned commercial launch of plazomicin in the U.S. in 2018, if our NDA is accepted and approved. We also plan to submit a Marketing Authorization Application to the European Medicines Agency (“EMA”) for plazomicin in 2018.

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

We intend to pursue clinical trials and, if successful, seek FDA approval through the 505(b)(2) regulatory pathway for our product candidate, C-Scape, which is a combination of two previously FDA-approved drugs. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for C-Scape as anticipated, we may need to conduct additional clinical trials beyond our current expectations, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for C-Scape would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than C-Scape, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for C-Scape, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, it is possible competitors or others will file citizens’ petitions with the FDA in an attempt to persuade the FDA that C-Scape, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors or others could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

In October 2017, we submitted an NDA to the FDA for plazomicin seeking approval to treat cUTI, including AP and bloodstream infections due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options. This is the first NDA we have submitted and we have not previously had any NDAs accepted for filing or submitted similar drug approval filings to comparable foreign authorities, for any product candidate. We cannot be certain that the plazomicin NDA will be accepted or that plazomicin will receive regulatory approval. Further, plazomicin may not receive regulatory approval even though it was successful in certain clinical trials. If we do not receive regulatory approval for plazomicin, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market plazomicin, our revenue from this approval will be dependent, in part, upon our or a commercial partner’s ability to obtain regulatory approval of an IVD assay to be used with plazomicin for the treatment of serious bacterial infections caused by CRE, as well as upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.

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

Even if we complete clinical testing and receive approval of an NDA or foreign regulatory filing for plazomicin, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve plazomicin for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of plazomicin. For example, our NDA for plazomicin is initially based on our Phase 3 EPIC trial and that, if our NDA is approved, we anticipate the U.S. label will indicate that plazomicin is for use in patients with infections that have limited or no alternative treatment options.  In addition, we believe that the label will include in vitro data against antibiotic resistant pathogens in the microbiology section of the drug label.  However, the FDA may approve a label that omits this in vitro data or that limits plazomicin to a more limited indication or narrower patient population, which may harm our ability to successfully commercialize plazomicin, if approved. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of plazomicin and would materially adversely impact our business and prospects. Any other product candidate we advanced to the marketing approval stage would also be subject to the risks delineated above.

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

Even if we obtain FDA or other regulatory approvals, and are able to launch plazomicin or any other product candidate commercially, the product candidate may not achieve market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. Market acceptance and market opportunity of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidate as demonstrated in clinical trials;
•	relative convenience and ease of administration;
•	the clinical indications for which the product candidate is approved;
•	the potential and perceived advantages and disadvantages of the product candidates, including cost and clinical benefit relative to alternative treatments;
•	the willingness of physicians to prescribe the product;
•	the willingness of hospital pharmacy directors to purchase our products for their formularies;
•	acceptance by physicians, operators of hospitals and treatment facilities and parties responsible for reimbursement of the product;
•	the availability of adequate coverage and reimbursement by third-party payors and government authorities;
•	the effectiveness of our sales and marketing efforts;
•	the strength of our marketing and distribution support;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;
•	growth of CRE infections;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the approval of other new products for the same indications;
•	the timing of market introduction of the approved product as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	the emergence of bacterial resistance to the product candidate; and
•	the rate at which resistance to other drugs in the target infections grow.

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

There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Tetraphase Pharmaceuticals, Inc. is developing eravacycline for complicated urinary and intra-abdominal infections. The Medicines Company is developing VabomereTM for cUTI and various infection types due to CRE. Merck & Co., Inc. is developing imipenem/relebactam for certain life-threatening infections caused by MDR strains, including infections due to metallo-β-lactamase producing gram-negative pathogens. Zavante Therapeutics, Inc. is developing ZTI-01 for cUTI. Shionogi is developing cefiderocol for carbapenem-resistant gram-negative pathogens. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

As of September 30, 2017, we had 194 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

Since the beginning of 2016, there have been a number of changes to our executive leadership team. In February 2017, we hired our Chief Commercial Officer, Janet Dorling, in November 2016, we hired our General Counsel, Gary Loeb, and in July 2016, we hired our Chief Financial Officer, Tobin Schilke. In March 2017, our former Chief Medical Officer, Ian Friedland, resigned and transitioned to a consulting position. In September 2017, we hired our Chief Business Officer, Liz Bhatt. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.

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

We have prepared a remediation plan to address the underlying causes of the material weakness described above. The remediation plan is in progress and includes;

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

Our development of products has been funded in significant part through a contract with BARDA. We are also receiving funding from the National Institute of Allergy and Infectious Diseases (“NIAID”) for one of our pre-clinical programs and we in the past received funding for other programs from the Defense Threat Reduction Agency (“DTRA”) and from NIAID. Contracts funded by the U.S. government and its agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

While the primary patent family covering plazomicin is Achaogen-owned, our development and commercialization of plazomicin is subject to our license agreement with Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.). Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, as well as other material obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing collaborators may have the right to terminate the applicable license in whole or in part. The loss of our license agreement with Ionis Pharmaceuticals, Inc. could materially adversely affect our ability to proceed with the development or potential commercialization of plazomicin as currently planned.

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

In October 2017, we submitted an NDA to the FDA for plazomicin, seeking approval to treat cUTI, including AP and bloodstream infections in patients who have limited or no alternative treatment options. Other than the NDA for plazomicin submitted in October 2017, we have not submitted an application or obtained marketing approval for plazomicin or any other product candidate anywhere in the world. An NDA must include extensive preclinical and clinical data and supporting information to establish to the FDA’s satisfaction the product candidate’s safety and efficacy for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. We expect that the current administration and U.S. Congress may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

As of September 30, 2017 our executive officers, directors, and their respective affiliates beneficially owned approximately 7% of our outstanding voting stock.  Accordingly, these stockholders may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The 2015 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in “at the market” (“ATM”) offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “Sales Agreement”) on April 7, 2015. Through September 30, 2017, we have sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for aggregate gross proceeds of $5.3 million.

On December 19, 2016, we completed an underwritten public offering of 7,475,000 shares of our common stock, at a price of $13.50 per share, including the full exercise of the underwriters’ option to purchase an additional 975,000 shares of common stock. We received net proceeds from the offering of $94.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses. As of September 30, 2017, approximately $43.8 million in securities remained unissued under the 2015 Shelf Registration Statement, including up to $24.7 million of common stock available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of September 30, 2017, we have outstanding a total of 42,232,087 shares of common stock. Other than any shares held by our directors, officers and certain existing investors, all of these are currently freely tradable.

In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (the “2003 Plan”) or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our “2014 Plan”), our 2014 Employment Commencement Incentive Plan (our “Inducement Plan”) and our 2014 Employee Stock Purchase Plan (our “ESPP”), in each case, as of September 30, 2017, 7,125,945 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

As of November 2, 2017, certain holders of 1,746,461 shares of our common stock, and warrants exercisable for 17,514 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns or within the last three years has owned 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of our company. Furthermore, our amended and restated certificate of incorporation specifies that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

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

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	333-193559	3/10/2014	4.1
4.3	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.5	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.6	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
4.7	Form of Warrant, issued pursuant to the Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.	S-3	333-212253	6/24/2016	4.3
10.1#	Achaogen, Inc. 2014 Employment Commencement Incentive Plan					X
10.2	Second Amendment to Lease, effective as of July 20, 2017, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.					X
10.3	Third Amendment to Lease, effective August 17, 2017, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	Indicates management contract or compensatory plan.

*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Achaogen, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	ACHAOGEN, INC.

	By:	/s/ Kenneth J. Hillan
Kenneth J. Hillan, M.B., Ch. B.
Chief Executive Officer (principal executive officer)

Date: November 8, 2017	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer (principal financial and accounting officer)