Form 10-K
period 2017-12-31
Achaogen Inc
filed 2018-02-27
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2017 was approximately $753.2 million. As of February 23, 2018, there were 44,725,369 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the registrant’s 2018 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017.

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

Item 1. Business.

Overview

We are a late-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of innovative antibacterial treatments against multi-drug resistant (“MDR”) gram-negative infections. We are developing plazomicin, our lead product candidate, for the treatment of serious bacterial infections, due to MDR Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). In 2013, the Centers for Disease Control and Prevention (“CDC”) identified CRE as a “nightmare bacteria” and an immediate public health threat that requires “urgent and aggressive action” and in 2017 the World Health Organization (“WHO”) identified CRE as a Global Priority 1 Pathogen: Critical Need for Research and Development of New Antibiotics. Our second antibacterial candidate is C-Scape, an orally-administered combination of clavulanate and ceftibuten, which targets serious bacterial infections due to expanded spectrum beta-lactamases (“ESBL”) producing Enterobacteriaceae. In 2017, the WHO identified ESBL as a Global Priority 1 Pathogen: Critical Need for Research and Development of New Antibiotics. We also have other programs in early and late preclinical stages focused on other MDR gram-negative infections and additional disease areas.

On January 2, 2018, we announced the acceptance of a New Drug Application (“NDA”) for substantive review to the U.S. Food and Drug Administration (“FDA”) for plazomicin, seeking approval to treat complicated urinary tract infections (“cUTI”), including acute pyelonephritis (“AP”) and bloodstream infections (“BSI”) due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options. The NDA is supported by data from two Phase 3 clinical trials, EPIC (Evaluating Plazomicin In cUTI) and CARE (Combating Antibiotic Resistant Enterobacteriaceae). The FDA has granted the NDA Priority Review as well as set a target action date under the Prescription Drug User Fee Act (“PDUFA”) of June 25, 2018. We expect a commercial launch of plazomicin in the United States in 2018, if our NDA is approved by the PDUFA date. We also intend to submit an application for marketing authorization (“MAA”) in the European Union (“EU”) in 2018.

On May 23, 2017, we announced that the FDA granted Breakthrough Therapy designation (“BTD”) for plazomicin for the treatment of BSI caused by certain Enterobacteriaceae in patients who have limited or no alternative treatment options. BTD was created by the FDA to expedite the development and review of drugs that target serious or life-threatening conditions. Plazomicin has also received Qualified Infectious Disease Product (“QIDP”) designation from the FDA, which provides incentives for the development of new antibiotics, including priority review and an extension by an additional five years of any existing non-patent market exclusivity the product may be awarded upon approval. We have global commercialization rights to plazomicin, which has patent protection in the United States estimated from 2030 to 2032.

Plazomicin has been evaluated in two Phase 3 clinical trials, entitled EPIC and CARE. The EPIC study was a Phase 3 trial of plazomicin for the treatment of patients with cUTI and AP and enrolled 609 patients. In the EPIC trial, plazomicin successfully met the objective of non-inferiority compared to meropenem for the FDA-specified primary efficacy endpoints, and achieved superiority for the primary efficacy endpoints specified by the European Medicines Agency (“EMA”). Results for the FDA pre-specified composite endpoint of clinical cure and microbiological eradication in the microbiological modified intent-to-treat (“mMITT”) population at Day 5 achieved statistical non-inferiority, and outcomes at the Test-of-Cure (Day ~17) statistically favored plazomicin. Results for EMA-specified endpoints of microbiological eradication at the test-of-cure visit achieved statistical superiority in both the mMITT and microbiologically evaluable (“ME”) populations. Plazomicin was also generally well tolerated with no new safety concerns identified in the EPIC trial.

The CARE study was a Phase 3 resistant pathogen trial designed to evaluate the efficacy and safety of plazomicin in patients with serious bacterial infections due to CRE.  The CARE trial enrolled 69 patients, comprised of 39 patients enrolled in Cohort 1, comparing plazomicin to colistin-based therapy in patients with BSI infections or pneumonia due to CRE, and 30 patients in Cohort 2, a single arm cohort of plazomicin treatment in patients with serious infections due to CRE who were not eligible for Cohort 1. In Cohort 1 of the CARE trial, a lower rate of mortality at Day 28 or serious disease-related complications was observed for plazomicin compared with colistin therapy. The safety profile of plazomicin was favorable to that of colistin in critically ill patients in the CARE trial.

According to government agencies and physician groups, including the CDC, the Infectious Disease Society of America, and the WHO, one of the greatest needs for new antibiotics is to treat MDR Enterobacteriaceae, including ESBL producing isolates and CRE. CRE leads to mortality rates of up to 50% in patients with BSI. We estimate that there were approximately 180,000 cases of CRE infections in the United States and five major markets in the EU in 2016 including France, Germany, Italy, Spain and the United Kingdom, which we refer to as the EU 5. Based on the significant increase in resistance rates in recent years, we anticipate CRE will continue to spread and remain a major health problem. Governments, in collaboration with the private sector, have begun to respond by advancing regulatory reform and economic incentives to spur development of new antibiotics.

Plazomicin is a novel intravenous aminoglycoside antibiotic. Aminoglycosides have been used successfully for the treatment of serious infections for more than 50 years. However, clinical resistance to currently marketed aminoglycosides has increasingly limited their utility. We developed plazomicin by chemically modifying sisomicin, a naturally occurring aminoglycoside, in order to overcome common aminoglycoside resistance mechanisms. In MDR Enterobacteriaceae, including ESBL-producing isolates and CRE, plazomicin remains active where most other antibiotics, including commercially available aminoglycosides, have limited potency due to resistance.

We consider the following to be key attributes that support the clinical utility and commercial value of plazomicin:

•	Potent in vitro and in vivo activity in nonclinical studies against MDR Enterobacteriaceae, including ESBL-producers and CRE.
•

Activity in the presence of a range of resistance mechanisms, including most aminoglycoside modifying enzymes, fluoroquinolone target site mutations, extended-spectrum β-lactamases, and carbapenemases.

•

Demonstrated non-inferior (day 5) and statistically favorable (day 17) outcomes compared to meropenem in patients with cUTI/AP infections due to Enterobacteriaceae, including fluoroquinolone-resistant and ESBL-producing isolates, based on results from our Phase 3 EPIC study.

•	Lower rate of mortality and improved safety compared to colistin observed in patients with serious bacterial infections due to CRE, based on results from our Phase 3 CARE study.
•

Potential to improve dosing strategy, which includes individualized patient dosing using therapeutic drug management (“TDM”), an in vitro drug-monitoring assay, to potentially optimize both the efficacy and safety of plazomicin by dosing to a target drug exposure.

•

Potential for more convenient administration as a once-daily, 30-minute IV therapy compared to other IV antibiotics administered multiple times per day with infusion times up to three hours.  In particular, this supports the potential for plazomicin outpatient therapy.

•	Potential to reduce the health care costs associated with the treatment of such infections.

In January 2018, we announced positive Phase 1 top-line results for our orally-administered antibacterial candidate, C-Scape, which is a combination of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved β-lactamase inhibitor. We believe that C-Scape has the potential to address a serious unmet need for an effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. The Phase 1 top-line results demonstrated that, in healthy subjects, C-Scape was well tolerated across all doses studied, with no drug-drug interactions observed between the previously approved compounds when dosed in combination. These results are supportive of further evaluation and we currently plan to initiate a single pivotal Phase 3 study in patients with cUTI, including AP, who are suitable for treatment with oral antibiotics, in 2018. Our C-Scape program is funded in part by a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for up to $18.0 million, of which $12.0 million is committed.

The C-Scape drug combination was granted QIDP designation by the FDA for the treatment of cUTI, including AP, in January 2017. We currently plan to leverage a 505(b)(2) regulatory path to support the potential initiation of a single pivotal Phase 3 trial in 2018.

ESBL-producing Enterobacteriaceae are often resistant to currently available oral therapies. In 2017, the WHO identified ESBL as a Global Priority 1 Pathogen: Critical Need for Research and Development of New Antibiotics. The lack of adequate oral therapies often leads to hospitalization for intravenous therapy. New oral agents with activity against ESBL-producing organisms are needed to reduce hospitalization and reliance on carbapenems. The goal of the C-Scape development program would be to treat certain MDR infections in the outpatient and possibly step-down settings.

CRE and ESBL-producing Enterobacteriaceae are two of many types of MDR gram-negative pathogens threatening patients. Bacteria such as Pseudomonas aeruginosa and Acinetobacter baumannii also pose “serious” resistance threats, according to the CDC, and also drive a great need for new, safe, and effective antibiotics. We have assembled the expertise and capabilities required, including chemistry and microbiology, to develop new agents for the treatment of gram-negative infections. Our research and development pipeline includes small molecule and antibody programs that target gram-negative pathogens as well as other disease areas. These programs include our collaboration with the Bill & Melinda Gates Foundation which provides for up to $20.5 million in grant funding and equity investments, of which $13.2 million has been committed or invested, to further develop our antibody platform and discover monoclonal antibody candidates against gram-negative bacteria, including those that cause neonatal sepsis.

Strategy

Our strategy is to discover, develop, and commercialize new antibacterials for the treatment of gram-negative bacterial infections. Key elements of our strategy are as follows:

•

Obtain regulatory approval of plazomicin in both the United States and the EU. We are seeking approval in the U.S. for plazomicin to treat cUTI, including AP, and BSI due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options. In January 2018, we announced that the FDA has accepted the NDA for substantive review and granted the NDA Priority Review with a PDUFA target action date of June 25, 2018. We also intend to submit a Marketing Authorization Application (“MAA”) to the EMA in 2018.

•

Rapidly progress a second antibacterial targeting high unmet need gram-negative infections. We are developing C-Scape, an innovative combination of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved β-lactamase inhibitor, that we believe could offer a potential oral therapy to treat patients with MDR gram-negative infections such as cUTIs due to ESBL-producing pathogens. The program has positive top-line Phase 1 results and has the potential to enter Phase 3 in 2018. In January 2017, C-Scape received QIDP designation from the FDA.

•

Commercialize our products directly in the United States and through commercialization partners elsewhere. We have global commercialization rights to our leading drug candidates. If approved, we intend to commercialize plazomicin directly using a targeted hospital-based sales force in the United States, where MDR infections, including CRE, are concentrated in resistance hotspots. Outside the United States, we intend to commercialize plazomicin with global and/or regional partners. We seek to collaborate with companies that have an existing commercial presence and experience in targeted geographic markets outside the United States, which we believe would position us to efficiently maximize the commercial potential of our products, including plazomicin.

•

Establish and leverage collaborations with non-commercial organizations for scientific expertise and funding support. We collaborate with government agencies and non-profit foundations to support our discovery efforts and advance the product candidates in our pipeline. We have received funding support for both plazomicin and our C-Scape program. We have received $124.3 million in funding under a contract with BARDA for the development of plazomicin. We entered into another BARDA contract for up to $18.0 million of which $12.0 million is committed for the development of C-Scape, with $11.0 million remaining of committed funding available as of December 31, 2017. We have grant funding for up to $10.5 million over a three-year research term and have received a $10 million equity investment from the Bill & Melinda Gates Foundation (the “Gates Foundation”) to support the therapeutic antibody program and the discovery of drug candidates intended to prevent neonatal sepsis. In the past, we have also received funding support from agencies such as the National Institute of Allergy and Infectious Diseases (“NIAID”), National Institutes of Health (“NIH”), the U.S. Department of Defense (“DOD”), the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) and The Wellcome Trust, a global charitable foundation. We also partner and collaborate with leading academics, scientists, clinicians, public health organizations, and our scientific advisory board to enhance our internal discovery and development expertise, and to jointly sponsor funding proposals.

•

Build a portfolio of differentiated products for the treatment of MDR gram-negative infections and other disease areas. Since we commenced operations in 2004, we have focused on the discovery and development of antibiotics to treat gram-negative infections and have developed proprietary know-how about the relationship between compound structure and potency against gram-negative bacteria through our work on multiple antibiotic classes. We are using this expertise to build a portfolio of product candidates for the treatment of infections due to MDR pathogens. Patients with these infections have limited or inadequate therapeutic options leading to high rates of morbidity and mortality as well as significantly increased healthcare costs. We believe the greatest unmet medical need lies among patients with infections due to MDR gram-negative bacteria, where there is a significant and growing problem and the industry pipeline of drug candidates is limited. In addition, with our research antibody platform, we will selectively explore other therapeutic areas where there is a critical public health need and where we can leverage our expertise to address the unmet need in a unique way.

Antibacterials Background

Antibacterials, which, for small molecules, we refer to interchangeably as antibiotics, are drugs used to treat infections that are caused by bacteria. The introduction of antibiotics is recognized as one of the most transformative events in medicine. Prior to the introduction of the first antibiotics in the 1930s and 1940s, bacterial infections were often fatal, and invasive surgery was accompanied by a high risk of infectious complications. Today, antibacterials are used routinely to treat and prevent infection. According to IMS Health, antibiotics accounted for $38.6 billion in sales globally in 2016.

There are two main varieties of bacteria, based on a common laboratory staining test known as the “Gram stain.” Gram-positive bacteria are surrounded by a single lipid membrane and a thick cell wall. Common gram-positive pathogens include Staphylococcus aureus (including methicillin-resistant strains), Streptococcus species, and Clostridium difficile. In contrast, gram-negative bacteria are encircled by two lipid membranes, an inner membrane and an outer membrane, with a thinner cell wall in between. Gram-negative bacteria include Pseudomonas aeruginosa, Acinetobacter baumannii, and the Enterobacteriaceae, a family of related organisms that includes Escherichia coli, Klebsiella pneumoniae, Enterobacter, Salmonella, and Shigella species. Drugs that act in the cytoplasm of gram-negative bacteria must cross both the inner and outer membranes, whereas drugs that just act on gram-positive bacteria only have to cross one membrane. Each membrane in gram-negative bacteria excludes different types of chemical entities, requiring antibiotics that act in the gram-negative cytoplasm to be specifically designed to permeate both membranes.

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

•

Cidality: Antibiotic action generally falls into two categories: bacteriostatic and bactericidal. Bacteriostatic antibiotics halt the growth of bacteria, relying on the immune system to clear the infection. Bactericidal antibiotics kill the bacterial pathogen directly and are preferred in life-threatening infections and when the patient’s immune system is not functioning optimally.

•

In vitro microbiological activity: This is the ability of the antibiotic to kill or inhibit growth of bacteria in vitro. In vitro experiments and assays do not take into account the complex interactions that occur in animals or humans, but are relatively easy to perform in the laboratory and usually constitute the extent of routine microbiological testing in hospital laboratories. Potency, which relates drug concentrations to activity, is commonly expressed as the minimum inhibitory concentration (“MIC”) in µg/mL, which is the lowest concentration at which the drug inhibits growth of the bacteria. Antibiotics with lower MICs are considered to be more potent.

•

Susceptibility/non-susceptibility: The relationship between microbiological activity and the clinical utility of an antibiotic to treat a given infection can be described in terms of susceptibility or non-susceptibility. A susceptible MIC value indicates a high probability that an antibiotic can be used to treat a particular infection. A non-susceptible MIC value from in vitro testing suggests the antibiotic is unlikely to be effective against the causative pathogen and thus should only be used under supervision of an infectious disease specialist. An intermediate MIC value suggests there is a slight chance the antibiotic will be effective against the causative pathogen. The MIC values defining susceptibility are established by FDA on approval of new antibiotics and medical standards organizations including the Clinical Laboratory and Standards Institute (“CLSI”), and the European Committee on Antimicrobial Susceptibility Testing (“EUCAST”).

•

Antimicrobial resistance: Resistance generally indicates the inability of an antibiotic to effectively treat an infection at usually administered doses. Some bacteria are naturally resistant to certain types of antibiotics. Resistance can also occur due to genetic mutations or acquisition of exogenous genetic material (e.g., plasmids). Mechanisms responsible for resistance to different antibiotics commonly travel together on mobile elements like plasmids which can transfer and spread between different bacteria, leading to multi-drug resistance.

New Antibiotics Are Needed for Resistant Gram-negative Infections

According to the CDC, at least two million people each year in the United States acquire serious infections with bacteria that are resistant to one or more of the antibiotics designed to treat those infections, and each year, over 23,000 patients in the United States die from these infections. In the EU, the annual burden posed by resistant healthcare associated bacterial infections is approximately 2.5 million hospital days and 25,000 deaths. Similar problems exist throughout the world, and the WHO has declared antibiotic resistance a threat to global health security. The development and spread of resistance is driven by the use of antibiotics. Once they arise, resistant bacteria can be transferred between patients and antibiotic resistance mechanisms can be transferred between bacterial species, thus increasing the problem.

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

According to government agencies and physician groups such as the CDC and the Infectious Disease Society of America, one of the greatest needs is for new antibiotics to treat infections caused by drug-resistant gram-negative pathogens, including ESBL-producing Enterobacteriaceae, CRE, Pseudomonas aeruginosa, and Acinetobacter baumannii. These pathogens are associated with significant morbidity and mortality, as growing antibiotic resistance has left limited effective treatment options.

Governments, in collaboration with the private sector, have begun to respond to this significant and growing unmet medical need by creating governmental and non-governmental entities tasked with addressing the problem and progressing legislation for reimbursement and regulatory reform, and economic incentives. In the United States, the federal government has developed a National Action Plan for Combating Antibiotic Resistant Bacteria, which outlines Federal activities over the five-year period from 2015 to 2020 designed (i) to enhance domestic and international capacity to prevent and contain outbreaks of antibiotic-resistant infections; (ii) to maintain the efficacy of current and new antibiotics; and (iii) to develop and deploy next-generation diagnostics, antibiotics, vaccines, and other therapeutics. The National Action Plan proposes to accelerate research and development for new antibiotics through a multifaceted approach that includes intensified support for antibiotic product development from the NIH, BARDA, and the DOD’s Defense Threat Reduction Agency (“DTRA”). Accordingly, the 2018 U.S. federal budget request includes $1.02 billion for BARDA of which $192 million is to support the combating antimicrobial resistant bacteria initiative. The federal government has also established the Presidential Advisory Council on Combating Antibiotic Resistant Bacteria, a federal advisory committee, which is designed to provide advice, information, and recommendations to the Secretary of Health and Human Services on programs and policies related to combating antibiotic-resistant bacteria.

On the legislative front, in July 2012, the Federal Drug and Administration Safety and Innovation Act (“FDASIA”) was passed, which included the Generating Antibiotics Incentives Now Act (the “GAIN Act”). The GAIN Act provides incentives for the development of new QIDP, including potential for priority review and the potential for adding five years to the otherwise applicable regulatory exclusivity period. In December 2016, the 21st Century Cures Act (the “Cures Act”) was passed by Congress and signed into law. This is a significant piece of legislation which is intended to modernize the regulation of drugs and spur innovation in biomedical research. Certain sections of the Cures Act support the development of new antibacterials targeting drug-resistant bacterial infections. Of note, the legislation establishes a mechanism to help streamline the development of certain antibacterial and antifungal drugs that are intended to treat serious or potentially fatal infections in limited populations of patients where unmet need exists due to lack of available therapies. Approval of these antimicrobials are expected to rely on data primarily targeting these limited populations, permitting FDA to approve such drugs for limited patient populations, notwithstanding a lack of evidence to fully establish a favorable benefit-risk profile in a population that is broader than the intended limited population. The statement “Limited Population” will appear prominently next to the drug’s name in labeling, which will provide notice to healthcare providers that the drug is indicated for use in a limited and specific population of patients. The limited population statement, additional labeling statements describing the data, and FDA review of promotional materials, are intended to help assure these drugs are used narrowly to treat these serious and life-threatening infections while additional evidence is generated to assess safety and effectiveness for broader use.

Research and Development Pipeline

The following table summarizes the status of plazomicin and our other preclinical and research programs:

Plazomicin

Overview

Our lead product candidate is plazomicin, a next generation aminoglycoside designed by our scientists to overcome the most common aminoglycoside resistance mechanisms, the aminoglycoside modifying enzymes (“AMEs”). Aminoglycosides have been used successfully for the treatment of serious bacterial infections for more than 50 years. As a class, aminoglycosides have several important characteristics including rapid bactericidal activity, well-characterized pharmacokinetics (“PK”), a lack of metabolism in humans, and excellent solubility and stability. However, the spread of resistance to currently marketed aminoglycosides has decreased their clinical utility. We developed plazomicin by chemically modifying an existing aminoglycoside, sisomicin, a natural product isolated from bacteria, to shield the regions of the molecule that are targeted by the enzymes responsible for aminoglycoside resistance. As a result of these modifications, plazomicin has the potential to remain active against MDR organisms where most other major drug classes, including commercially available aminoglycosides such as gentamicin and amikacin, have limited activity. Based on this profile, we are developing plazomicin as an intravenous (“IV”) therapy for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including ESBL-producing Enterobacteriaceae and CRE, which the CDC considers to be among the most serious and urgent resistance threats to public health.

We consider the following to be key attributes that support the clinical utility and commercial value of plazomicin:

•

Met the objective of non-inferiority compared to meropenem in the Phase 3 EPIC trial in patients with cUTI and AP for the FDA-specified primary efficacy endpoint, and achieved superiority for the EMA-specified primary efficacy endpoint. Plazomicin was well tolerated with no new safety concerns identified in this trial. Plazomicin demonstrated non-inferiority to meropenem in our Phase 3 EPIC trial based on the primary efficacy endpoint of combined microbiological eradication and clinical cure for the FDA and was superior to meropenem based on the primary endpoint of microbiological eradication for the EMA. Plazomicin showed comparable or higher cure rates to meropenem in the subgroups of patients with infection caused by ESBL-producing and/or aminoglycoside-resistant Enterobacteriaceae.

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

•

A lower rate of mortality or serious disease-related complications was observed for plazomicin compared with colistin therapy in the Phase 3 CARE trial in patients with serious infections due to CRE. Favorable safety profile of plazomicin compared to colistin in a critically ill patient population in CARE trial. In Cohort 1 of CARE, plazomicin-based therapy was associated with a lower rate of 28-day all-cause mortality or serious disease related complications as well as lower 28-day all-cause mortality alone compared to colistin-based therapy in the treatment of CRE BSI and hospital acquired and ventilator associated bacterial pneumonia. By focusing the Phase 3 CARE trial on patients with a high unmet medical need where the efficacy of the currently available therapy is often inadequate, we observed improved outcomes for plazomicin compared with colistin therapy against CRE in the clinical setting. Plazomicin based therapy was also associated with an improved safety profile compared to colistin, including a notable reduction in adverse events related to renal function. The large reduction in mortality combined with improved safety outcomes compared to colistin, a currently available agent for CRE infection, positions plazomicin as a potential new therapeutic option for serious infections due to CRE. Inclusion of a second, single-arm observational cohort (Cohort 2) in the Phase 3 CARE trial that enrolled patients not eligible for the randomized portion of the trial, allowed us to generate additional important data regarding the efficacy and safety of plazomicin as well as the use of TDM in an expanded patient population.

•

Convenient administration as once daily, 30-minute IV therapy. Plazomicin is intended to be administered as an IV infusion once per day for 30-minutes whereas other approved gram-negative IV antibiotics, such as β-lactam antibiotics, are administered multiple times per day with infusion times up to two hours. In particular, if approved, we believe the improved convenience of this administration would facilitate plazomicin for outpatient therapy.

•

Potential to reduce the healthcare costs associated with the treatment of serious infections. Treatment of antibiotic-susceptible infections is associated with lower overall costs as compared to the treatment of antibiotic-resistant infections. As demonstrated in our Phase 3 CARE trial, plazomicin was associated with a 33% absolute reduction in 28-day all-cause mortality in patients with BSI compared to colistin. Additionally, the survival benefit was sustained through day 60. These data will allow us to model the potential health economic value of plazomicin.

•

Potential to improve dosing strategy compared to existing aminoglycosides and alternative therapeutic options, and individualized patient dosing using an in vitro assay. We have taken advantage of recent innovations in PK and pharmacodynamic (“PD”) modeling to create a once-a-day dosing regimen that is optimized to achieve the drug exposures projected to be efficacious in treating serious CRE infections. Patient dosing in the Phase 3 CARE trial population was also individualized by using an in vitro drug-monitoring assay to measure levels of plazomicin in the bloodstream and adjusting the dose, if necessary, to achieve the targeted drug exposure in critically ill patients.

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

We believe that plazomicin has the potential to become a new standard of care for the treatment of CRE, based on the attributes outlined above.

Carbapenem-Resistant Enterobacteriaceae Pose an Urgent Threat to Patients

The need for new antibiotics to treat CRE is particularly acute, as CRE are one of the top global threats in infectious disease. In 2013, the CDC labeled CRE as a “nightmare bacteria” and indicated that CRE pose a public health threat requiring “urgent and aggressive action.” These bacteria are commonly MDR, exhibiting resistance not only to carbapenems, but also to most antibiotics commonly used to treat gram-negative infections, including cephalosporins, β-lactam/β-lactamase inhibitor combinations, fluoroquinolones, and currently-marketed aminoglycosides. Resistance to carbapenems has been highlighted because these drugs are one of the last lines of defense against resistant gram-negative infections. Most CRE express enzymes called carbapenemases which break down the carbapenem antibiotic molecule before it can kill the bacteria. Due to the lack of effective therapies, CRE infections are associated with significant mortality, with up to 50% mortality observed in patients with BSI and greater than 70% in patients with cancer or receiving a liver transplant.

With limited treatment options available for CRE infections, physicians have resorted to drugs such as colistin and tigecycline, or more recently approved agents such as ceftazidime-avibactam or meropenem-vaborbactam with limited clinical data in CRE. However, there is evidence that these antibiotics are failing patients. For example, in BSI due to carbapenemase-producing K. pneumoniae, all-cause mortality for treatment with colistin, tigecycline, or combinations of antibiotics that do not include a carbapenem active in vitro against the infecting isolate were reported to be 46%, 47%, and 37%, respectively. Recently, resistance to even these last-resort treatments has begun to be reported, further increasing the urgency for new therapeutic options.

The CRE problem is global and the incidence has increased significantly over the last decade. We estimate that there were approximately 180,000 cases of CRE infections in the United States and the EU5 in 2016, of which 70,000 to 80,000 were in the United States. We believe that CRE incidence will continue to increase in the future. A key driver of resistance growth, the use of carbapenems, is increasing. Once restricted in use to limit the emergence of resistance, hospitals are changing their policies due to the pressing need for carbapenems to treat the growing number of MDR infections. For example, ESBL-producing bacteria now account for over 18% of E. coli cultured from urine in the United States. This has led to carbapenems being used in 350,000 cases of UTI infection in 2014 up from 72,000 a decade ago. Two-thirds of U.S. hospital pharmacy directors reported that carbapenems are now unrestricted on their hospital formularies, likely a reflection of the increasing incidence of difficult-to-treat gram-negative infections. Additionally, the spread of CRE among patients, between healthcare facilities, and across geographic regions is exacerbated by the ability of Enterobacteriaceae to readily transfer their resistance genes from one bacterium to another. Especially concerning is the potential of CRE to spread in the outpatient setting, which could lead to an epidemic of community-based CRE infections.

Extended-spectrum beta-lactamase (ESBL)-producing Enterobacteriaceae Pose a Serious Threat to Patients

The need for new antibiotics to treat ESBL-producing Enterobacteriaceae is high, as these bacteria have become widespread globally in both healthcare-associated and community-onset infections and the use of carbapenems to treat infections caused by these organisms is felt to be contributing to the rise in CRE. In 2013, the CDC indicated that ESBL-producing Enterobacteriaceae pose a serious concern to public health threat requiring “prompt and sustained action.” Similar to CRE, these bacteria are commonly MDR, exhibiting resistance not only to extended spectrum cephalosporins but also to fluoroquinolones, and currently-marketed aminoglycosides. In many cases the remaining treatment option is a carbapenem and use of carbapenems to treat these infections is thought to be contributing to increased carbapenem resistance. We estimate that there were greater than 600,000 cases of hospital treated infections caused by ESBL-producing Enterobacteriaceae in the United States in 2016. Infections caused by these organisms are associated with significant mortality; patients with BSI caused by ESBL-producing

Enterobacteriaceae are approximately 57% more likely to die than those with BSI caused by a non ESBL-producing strain.

Commercial Strategy for Plazomicin

Our overall goal is to establish plazomicin as the standard of care for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE. Our strategy is intended to support plazomicin’s differentiated profile from both approved and development-stage antibacterials. Our clinical development program is focused on the treatment of serious bacterial infections due to Enterobacteriaceae in patients with limited or no alternative treatment options.  The submission of an NDA to the FDA for plazomicin, seeking approval to treat cUTI, including AP, and BSI due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options, was accepted by the FDA and granted NDA Priority Review as well as a PDUFA target action date of June 25, 2018. The NDA is supported by data from two Phase 3 clinical trials, EPIC and CARE.

Given the lack of effective therapeutic options and the increasing rates of gram-negative infections such as CRE and those caused by ESBL-producing bacteria, we believe the commercial opportunity for plazomicin is significant. We anticipate that the effectiveness of plazomicin in our Phase 3 program, along with extensive data describing plazomicin’s microbiological activity and PK/PD properties, will create significant physician demand for plazomicin based on our primary market research. A demonstrated efficacy and safety benefit versus colistin in a patient population with a high risk of death due to CRE infections, and favorable outcomes compared to a carbapenem in treating cUTI/AP, will be key product differentiators that drive adoption.

If approved, we expect that the pricing and reimbursement for plazomicin will reflect the strong clinical data and the lack of effective treatment options for gram-negative infections such as CRE and ESBL-producing bacteria. At a 2013 forum sponsored by The Pew Charitable Trusts, a nonprofit organization, which brought together payors, the FDA, and industry representatives, panelists indicated support for an approximate price point of $15,000 per course of therapy for new antibacterial agents for resistant infections as long as clinical and economic benefits were clearly demonstrated. For comparison, recently launched ceftazidime-avibactam and meropenem-vaborbactam currently cost approximately $1,000 per day reflecting a course of therapy from $10,000 to $14,000.

If approved, we expect physicians to consider using plazomicin for definitive treatment of patients with MDR gram-negative pathogens, including CRE and ESBL-producing pathogens, as well as for empiric treatment, or treatment prior to definitive confirmation of the pathogen, of patients who are at risk of CRE. Definitive treatment for CRE begins when the infecting pathogen has been confirmed as CRE. Length of therapy with plazomicin was 5-7 days in EPIC for cUTI and 7-14 days for patients with either BSI or pneumonia.

We estimate that there were approximately 180,000 cases of confirmed CRE infections in the United States and the EU 5 in 2016 of which 70,000 to 80,000 were in the United States. Given the importance of providing effective CRE therapy as soon as possible in order to reduce the risk of death, if approved, we believe physicians will consider using plazomicin empirically to treat patients who are at a high risk of CRE infection and at hospitals with high rates of CRE. Empiric treatment continues until the pathogen is confirmed, which typically takes 2 to 3 days. Following pathogen confirmation, definitive treatment begins either with the same drug(s) used for empiric treatment or with different drug(s), depending on numerous factors including the identity and susceptibility of the pathogen, as well as patient response to empiric therapy. We estimate the total number of cUTI, pneumonia or BSI diagnosed in the United States and EU 5 was approximately 11.0 million in 2016. This smaller subset of empirically treated patients is a more relevant population in which plazomicin might be prescribed to provide empiric treatment for CRE, depending on a number of CRE risk factors, including patient colonization with CRE and high incidence of CRE in the hospital unit.

If approved, we intend to focus our initial commercial efforts on the U.S. market, which we believe represents the largest single market opportunity for plazomicin. We plan to use a targeted U.S. sales force to promote plazomicin to hospital-based healthcare professionals where MDR infections, including CRE, are concentrated in resistance hotspots, including New York City, Los Angeles and Chicago, and other major population centers. In key markets outside of the United States, including Europe, Asia, and Latin America, we currently believe we can expand the value of plazomicin through collaborating with one or more global or regional commercialization partners who have local market expertise.

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

In 2017, the FDA granted Breakthrough Therapy designation for plazomicin in patients who have limited or no alternative treatment options for the treatment of BSI caused by certain Enterobacteriaceae, Klebsiella pneumoniae and Enterobacter aerogenes. The FDA has accepted the NDA for substantive review and has granted the NDA Priority Review as well as set a PDUFA target action date of June 25, 2018. We expect a commercial launch of plazomicin in the United States in 2018, if our NDA is approved by the PDUFA date. We also plan to submit an application for marketing authorization in the EU in 2018.

Key elements of our clinical development program for plazomicin are outlined in the table below:

	Completed Phase 3 Clinical Studies
Study/Phase	Objectives	Number Enrolled
EPIC/ 3	Primary: Demonstrate the non-inferiority of plazomicin compared with meropenem based on the difference in composite microbiological eradication and clinical cure rate in the microbiological modified intent-to-treat (mMITT) population at both the Day 5 and test-of-cure (TOC) visits in patients with cUTI and AP Secondary : Safety, PK of plazomicin	609
CARE - Cohort 1/ 3	Primary: Evaluate the efficacy of plazomicin as compared to colistin with respect to all-cause mortality or significant disease-related complications at 28 days in patients with serious CRE infections Secondary: Safety, PK of plazomicin	39
CARE - Cohort 2/ 3	Exploratory: Evaluate the efficacy, safety and PK of plazomicin in patients with serious CRE infections	30

Completed Phase 1 and Phase 2 Clinical Studies
Study No.	Objectives	Number Enrolled	Key Result
001	Phase 1 trial of safety and PK after single and multiple doses in healthy subjects	39	Plazomicin was well tolerated at doses of up to 15 mg/kg for 3 days.
003	Phase 1 trial of safety, plasma PK and lung penetration in healthy subjects	40	Plazomicin was well tolerated at doses of up to 15 mg/kg for 5 days. Plazomicin penetrated into the lung to a similar degree as other aminoglycosides.
004	Phase 1 trial of safety and PK in healthy and impaired kidney function subjects	24	As with other aminoglycosides, plazomicin’s dose needs to be adjusted in patients with moderately or severely impaired kidney function.
006	Phase 1 thorough QT/QTc trial in healthy subjects	64	Plazomicin showed no clinically relevant potential to increase risk for cardiac arrhythmias at single doses of up to 20 mg/kg.
010	Phase 1 study to assess the metabolism, excretion, and mass balance of plazomicin in healthy subjects	6	97% of plazomicin dose recovered as parent drug in the urine, demonstrating metabolism of plazomicin (if any) is negligible
011	Phase 1 study to evaluate the drug-drug interaction potential between plazomicin and metformin in healthy subjects	16	Plazomicin is not an in vivo inhibitor of organic cation transporter 2 (OCT-w) or multidrug and toxin extrusion 2K (MATE-2K)
002	Phase 2 safety, efficacy, and PK in patients with cUTI	145	Plazomicin displayed efficacy similar to the comparator antibiotic treatment (levofloxacin). Plazomicin was generally well tolerated at doses of up to 15 mg/kg for 5 days.

Phase 3 EPIC Trial of Plazomicin for the Treatment of cUTI

Our Phase 3 EPIC trial was a randomized, multicenter, multinational, double-blind study of the efficacy and safety of plazomicin compared with meropenem in the treatment of cUTI, including AP, in adults, and allowed an optional switch to oral therapy. We compared plazomicin 15 mg/kg IV given once daily to meropenem 1.0 gram IV every eight hours with the option to switch to open-label levofloxacin after a minimum of four days of blinded IV study drug to complete a total of 7 to 10 days of therapy (IV plus oral). The trial was designed to show that plazomicin was non-inferior to meropenem based on the FDA primary endpoint of composite clinical and microbiological cure and the Day 5 and TOC visits and the EMA primary endpoint of microbiological eradication at the TOC visit in the mMITT and ME populations. We enrolled 609 patients in the EPIC trial. Plazomicin successfully met the objective of non-inferiority compared to meropenem for the FDA-specified primary efficacy endpoint, and achieved superiority for the EMA-specified primary efficacy endpoint. Results for the FDA pre-specified composite endpoint of clinical cure and microbiological eradication in the mMITT population were as follows: Day 5: 88.0% plazomicin vs. 91.4% meropenem (difference –3.4%, 95% confidence interval (“CI”): –10.0% to 3.1%), indicating non-inferiority; and Test-of-Cure: 81.7% plazomicin vs. 70.1% meropenem (difference 11.6%, 95% CI: 2.7% to 20.3%), indicating statistically favorable outcomes for plazomicin compared to meropenem. Results for EMA-specified endpoints of microbiological eradication at the test-of-cure visit were as follows: mMITT: 87.4% plazomicin vs. 72.1% meropenem (difference 15.4%, 95% CI: 7.5% to 23.2%), indicating statistical superiority; microbiologically evaluable (“ME”): 90.5% plazomicin vs. 76.6% meropenem (difference 13.9%, 95% CI: 6.3% to 21.7%), indicating statistical superiority.  Consistent with the overall results of the primary endpoint at the TOC visit, plazomicin showed comparable or higher cure rates to meropenem in the subgroups of patients with infection caused by ESBL-producing, aminoglycoside-resistant, and/or CRE. These results demonstrate the potential utility of plazomicin as treatment for cUTI, including AP, where treatment options are limited and help to position plazomicin as an alternative to carbapenems in the treatment of urinary tract infections due to ESBL-producing and other MDR gram-negative pathogens.

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

The first patient in our global Phase 3 EPIC trial for the treatment of cUTI and AP was enrolled in January 2016 and enrollment was closed in August 2016 with 609 patients. Top-line results were announced December 2016 and the FDA accepted the NDA for substantive review with a PDUFA target action date of June 25, 2018. We expect a commercial launch of plazomicin in the United States in 2018 if our NDA is approved by the PDUFA date. We also intend to submit an application for marketing authorization in the EU in 2018.

Phase 3 CARE Trial of Plazomicin for the Treatment of CRE

Our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) trial was a resistant pathogen-specific trial designed to evaluate the efficacy and safety of plazomicin in patients with serious bacterial infections due to CRE. The study consisted of two cohorts of patients:

•

Cohort 1 – a randomized, comparator-controlled cohort to compare plazomicin 15 mg/kg IV once daily with colistin 300 mg loading dose followed by 5 mg/kg divided every eight hours or every twelve hours (each in combination with adjunctive meropenem or tigecycline) for the treatment of blood stream infections (“BSI”), or Hospital-Acquired Bacterial Pneumonia (“HABP”)/Ventilator-Associated Bacterial Pneumonia (“VABP”)

•

Cohort 2 –  a single-arm observational cohort to evaluate plazomicin 15 mg/kg IV once daily in combination with adjunctive antibiotic therapy (investigator’s choice) in patients with BSI or HABP/VABP (who are not eligible for enrollment in Cohort 1); and to evaluate plazomicin monotherapy, followed by optional oral step-down therapy, in patients with cUTI, including AP

The purpose of Cohort 2 was to allow access to plazomicin therapy for patients who were not eligible for enrollment in Cohort 1 and who had limited alternative treatment options available. This cohort includes two relatively distinct patient populations: 1) patients with colistin-resistant CRE or polymicrobial infections involving additional Gram-negative pathogens and thus higher anticipated mortality than patients enrolled in Cohort 1, and 2) those with low Acute Physiology and Chronic Health Evaluation (APACHE II) scores (< 15) and relatively less severe infection types (e.g. cUTI and AP) and thus lower anticipated overall mortality than patients enrolled in Cohort 1.

Dosing of plazomicin in our Phase 3 CARE trial was individualized for each patient based on TDM. The use of TDM for currently marketed aminoglycosides has been shown to help achieve target drug exposures, leading to improved patient outcomes and reduced length of hospital stays. To support TDM, plazomicin plasma concentrations were determined using an investigational in vitro assay. In November 2013, we received an Investigational Device Exemption approval from the FDA for use of the assay in the trial.

We closed enrollment in the CARE study in August 2016 with 69 patients; 39 patients with BSI or HABP/VABP due to CRE were randomized to Cohort 1 and 30 patients with BSI, HABP/VABP or cUTI due to CRE were enrolled in Cohort 2.

In Cohort 1 of the CARE trial, a lower rate of mortality or serious disease-related complications was observed for plazomicin compared with colistin therapy. Results from Cohort 1 of the CARE trial were as follows: Day 28 all-cause mortality or significant disease related complications (primary endpoint): 23.5% plazomicin vs. 50.0% colistin (difference 26.5%, 90% CI: –0.7% to 51.2%); Day 28 all-cause mortality: 11.8% plazomicin vs. 40.0% colistin (difference 28.2%, 90% CI: 0.7% to 52.5%). Results from Cohort 2 of the CARE trial were as follows: Day 28 all-cause mortality or significant disease related complications: 39.1%; Day 28 all-cause mortality: 26.1%. The majority of deaths occurred in patients with additional Gram-negative pathogens (Acinetobacter or Pseudomonas), a condition excluded from Cohort 1. Two of four cUTI patients in Cohort 2 had clinical and microbiological cure at the TOC visit.

The safety profile of plazomicin was favorable compared to that of colistin in the acutely ill patient population enrolled in the CARE trial. Study drug-related TEAEs related to renal function were reported in 16.7% and 38.1% of patients in the plazomicin and colistin groups of Cohort 1, respectively. No TEAEs related to cochlear or vestibular function were reported in either group. However, due to the clinical status of patients enrolled in the trial who were frequently ventilated and unconscious, planned assessments of hearing and tinnitus were not possible for many of the patients. In Cohort 2, study drug-related TEAEs related to renal function were reported in 13.3% of patients and no TEAEs related to cochlear or vestibular function were reported.

Research and Development Programs

Beyond our plazomicin program, the research and development teams are focused on discovering novel medicines for serious unmet medical needs. We have assembled a well-balanced portfolio of small molecule and antibody programs. Our small molecule programs focus on our core areas of expertise in gram-negative antibacterial discovery and development.  Our antibody portfolio is a blend of infectious disease programs and non-infectious disease programs that are well suited for our innovative antibody discovery methods.  We continue to attract key talent and leadership within our research and early development organization to enable efficient transition of molecules from discovery through Phase 1. In addition to our strong internal expertise, we have a long history of engaging world-class research and clinical experts across academia and industry to increase the likelihood of success of our research programs. We also maintain active collaborations with academic research groups to enable the rapid flow of cutting edge science into biotechnology translation. Additional detailed information regarding our C-Scape program is included below, as well as information regarding our research programs.

C-Scape Development Program

Between 10% and 30% of clinical Enterobacteriaceae isolates in the United States and EU produce ESBLs, rendering them resistant to all β-lactam antibiotics except for carbapenems. The majority of these isolates are also resistant to all oral therapy options for serious infections, including fluoroquinolones, trimethoprim-sulfamethoxazole and cephalosporins. Consequently, the use of carbapenems is increasing rapidly; for instance, in 2009, 100,000 patients hospitalized for a cUTI in the United States received a carbapenem and in 2014 over 350,000 patients received a carbapenem. In the setting of cUTI, including AP, physicians are faced with a dilemma of treating a patient empirically with oral antibiotics in the outpatient setting, which risks treatment failure in a significant proportion of cases, or admitting the patient to the hospital for intravenous carbapenem therapy, which in many cases is an inappropriate use of a “last-line” antibiotic therapeutic option. A new oral antibiotic is needed to reduce the burden and cost of hospitalization, spare carbapenem use, reduce the complications associated with the use of IV catheters, and minimize the risk of oral antibiotic treatment failure. To address this unmet medical need, we are developing C-Scape, a fixed-dose oral combination of two FDA-approved agents: ceftibuten, a third-generation cephalosporin, and clavulanate, a β-lactamase inhibitor, for the treatment of adult patients with cUTI caused by Enterobacteriaceae, including ESBL-producing and fluoroquinolone-resistant strains, where limited oral treatment options exist currently.

C-Scape is potent against the target pathogens. In a panel of 387 ESBL-producing Enterobacteriaceae from hospitalized patients with UTIs in the U.S. and EU (2014-2015), C-Scape achieved an MIC90 of 1 µg/mL. Moreover, in vitro time-kill experiments have shown that C-Scape is rapidly bactericidal against ESBL-producing Enterobacteriaceae. Based on these data the FDA granted C-Scape a QIDP designation in January 2017.

We believe that C-Scape has the potential to rapidly address a serious unmet need for an effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. Both ceftibuten and clavulanate have been previously approved by the FDA, therefore we expect C-Scape to qualify for the 505(b)(2) NDA regulatory pathway for the combination product, which would permit the application to rely in part on the FDA’s findings of safety and effectiveness for each compound alone, and FDA’s guidance for Antibacterial Therapies for Patients with Unmet Medical Need for the Treatment of Serious Bacterial Diseases. We conducted a Phase 1 multiple-dose pharmacokinetic study during the second half of 2017. The Phase 1 results are being evaluated in conjunction with existing human pharmacokinetic data and newly generated nonclinical pharmacokinetic/pharmacodynamic data to inform dose selection for a Phase 3 study. We intend to initiate a single pivotal Phase 3 study in patients with cUTI, including AP, who are suitable for treatment with oral antibiotics, in 2018. If successfully developed and approved, we anticipate C-Scape may be eligible for three years of new clinical investigation exclusivity under the Hatch Waxman Act, with an additional five years of non-patent exclusivity conferred by QIDP designation. C-Scape is funded, in part, with Federal funds from BARDA, Office of the Assistant Secretary for Preparedness and Response, Office of the Secretary, U.S. Department of Health and Human Services, under Contract No. HHSO100201700021C.

The C-Scape Phase 1 clinical trial was a double-blind, randomized, placebo-controlled, parallel group study to assess the safety, tolerability and clinical pharmacology of C-Scape, administered orally, in 41 healthy subjects. An overview of the clinical trial data is as follows:

•	The combination of ceftibuten and clavulanate was well tolerated when administered for 14 days across all dosing regimens tested.
•	No serious adverse events (“SAEs”), grade 3 or 4 adverse events, or adverse events leading to discontinuation of study drug were observed.
•	Safety profile was consistent with expectations for ceftibuten and clavulanate when administered based on existing product labels.
•

The most commonly reported adverse events included vascular access site bruising, headache, diarrhea, gastroenteritis and nausea. The incidence of each of the most common adverse events was comparable between the active treatment groups and placebo.

•

Preliminary PK following administration of ceftibuten and clavulanate in combination were similar to those following administration of each compound alone, indicating no drug-drug interaction between ceftibuten and clavulanate.

•	We continue to evaluate safety and pharmacokinetic data and plan to present these at an upcoming scientific and/or investor meeting.

Therapeutic Antibody Discovery Program

•

Antibacterial monoclonal antibodies: Our antibody discovery platform aims to generate antibodies that can treat infections caused by MDR gram-negative pathogens. We have built an antibody discovery platform that allows the rapid identification of rare antibodies that disrupt bacterial membrane biogenesis, leading to bacterial cell death. The platform leverages recent advances in microfluidics, single B cell antibody cloning, and our deep expertise in bacterial genetics, to directly screen millions of single B cells for functional bactericidal antibodies within hours, making rare functional antibody discovery possible. This antibody discovery platform is currently funded, in part, by the Bill & Melinda Gates Foundation.

•

Other monoclonal antibody programs: In May 2016, we announced that we entered a collaboration and license agreement with Crystal Bioscience (now a wholly-owned subsidiary of Ligand Pharmaceuticals) to identify and develop therapeutic antibodies against multiple novel targets. We are using Crystal Bioscience’s humanized chicken platform to seek to identify therapeutic antibodies to validated human targets that have proved difficult to target utilizing traditional antibody discovery methods in mice. We have initiated antibody discovery efforts on three targets under this agreement.

Other Small Molecule Development Programs

We continue to work on several research programs related to antibiotics directed against gram-negative MDR bacterial infections in our research group.  In November 2017, we announced that we discontinued our work on one of these programs, the LpxC inhibitor research and development efforts, due in part to toxicity of the compounds we were evaluating.  Other than the wind-down of these efforts, we do not expect to continue work on LpxC inhibitors at this time.

Government and Non-Profit Foundation Contracts and Grants

Bill & Melinda Gates Foundation (the “Gates Foundation”)

Our therapeutic antibody program utilizes a built-for-purpose discovery platform to identify and develop monoclonal antibodies for the treatment of MDR bacterial infections and other significant unmet medical needs. To further support that program, we entered into a research agreement with the Gates Foundation on May 4, 2017 to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis in developing countries. Pursuant to the Grant Agreement, the Gates Foundation awarded us up to approximately $10.5 million in grant funding (“Grant Funds”) over a three-year research term, of which approximately $3.2 million was received in May 2017 (the “Advanced Funds”). As of December 31, 2017, $1.1 million has been recorded as revenue. Concurrently with the Grant Agreement, we entered into a Common Stock Purchase Agreement (the “Gates Purchase Agreement”) with the Gates Foundation, pursuant to which we agreed to sell 407,331 shares of our contingently redeemable common stock (the “Shares”) on May 5, 2017 to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds of $10.0 million (the “Gates Investment”).

In connection with the Grant Agreement and the Gates Investment, on May 4, 2017, we entered into a strategic relationship with the Gates Foundation (the “Letter Agreement”), pursuant to which we agreed to use the proceeds from the Gates Investment and Grant Funds only to, among other things, conduct mutually agreed upon work, including the discovery of monoclonal antibody candidates targeting Acinetobacter baumannii with the goal of discovering drug candidates that can be administered to neonates at birth to protect against early and late onset neonatal sepsis in developing countries. We are responsible for all technical and research development activities under a scope of work proposed by us and accepted by the Gates Foundation. In addition, we agreed to publish or make the product and information from the program available and accessible at an affordable price to people in need within certain developing countries, and at the request of the Gates Foundation we will grant the Gates Foundation a non-exclusive license to commercialize selected drug candidates in certain developing countries, which may only be exercised in the event of certain defaults described in a letter agreement between the Gates Foundation and us (the “Global Access Commitments”). The Global Access Commitments will continue in effect until the earlier of 25 years from the closing of the Gates Investment or 7 years following the termination of all funding provided by the Gates Foundation, provided that the Global Access Commitments will continue for any products or services developed with funding provided by the Gates Foundation which continue to be developed or available in certain developing countries.

If we default in our obligation to conduct certain mutually-agreed upon work or use the proceeds from the Gates Investment as described in the Letter Agreement, or otherwise trigger certain other events of default as described in the Letter Agreement, subject to a cure period, the Gates Foundation will have the right to request that (a) the Company redeem, or facilitate the purchase by a third party of the Shares then held by the Gates Foundation at a price per share equal to the greater of (i) the fair market value of the common stock (if the Shares are freely tradable, the closing price of our common stock on the trading day prior to the redemption or purchase, as applicable), or (ii) an amount equal to $24.55 plus a compounded annual return of 5% from the date of issuance of the Shares, or (b) if the Shares then held by the Gates Foundation are not freely tradable, we will register the resale of the Shares held by the Gates Foundation on an effective registration statement, subject to certain conditions and qualifications.

Payments under the Grant Agreement with the Gates Foundation are based on milestone, target or reporting deliverables. Payments are based on direct program costs incurred or committed plus an indirect overhead fee. The Advance Funds are replenished by the Gates Foundation each calendar year, or sooner, following our submission of a progress report, including expenses expected to be incurred for the research activities. The Grant Funds are restricted for mutually agreed upon work under the Grant Agreement and are required to be kept in a separate account. If the Gates Foundation terminates the agreement based on the term in the Grant Agreement, we are obligated to return any unused or committed Grant Funds.

Biomedical Advanced Research and Development Authority (“BARDA”)

Our program to develop plazomicin for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE, as well as for disease caused by certain bacterial biothreat pathogens, was partially funded under a contract with BARDA (“BARDA-plazo Contract”), an agency of the U.S. Department of Health and Human Services. This contract was awarded in August 2010 and consists of a base amount as well as four options, all of which have been exercised. The base amount and the four-exercised options total $124.3 million of obligated funding, of which a total of $124.3 million has been recorded as revenues as of December 31, 2017.

Overall, the BARDA-plazo Contract calls for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for diseases caused by antibiotic-resistant pathogens. These pathogens include bacteria associated with serious hospital-acquired infections, such as CRE, as well as biothreats, such as F. tularensis, which causes tularemia, and Y. pestis, which causes plague. As the prime contractor, we are responsible for all technical and regulatory activities under a research plan proposed by us and accepted by BARDA.

Our program to develop C-Scape, a product candidate to treat serious bacterial infections due to ESBL producing Enterobacteriaceae, is also partially funded under a contract with BARDA. In September 2017, we were awarded the C-Scape Contract (“BARDA C-Scape Contract”) which includes a base period with obligated funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. Through December 31, 2017, we have recorded $1.0 million to revenue, with $11.0 million remaining available from the funding currently committed under the C-Scape Contract.

Payments under the BARDA-plazo and BARDA C-Scape Contracts, collectively (“the BARDA contracts,”) are made in installments as activities are conducted in accordance with the research plan. Payments to us are based on direct costs incurred and allowances for overhead, plus a fee, where applicable. From time to time, we may propose a change to the research plan to BARDA, and BARDA may or may not choose to accept the change to the research plan, along with any associated additional costs, subject to the availability of funding, as well as other factors. We are also obligated under the contract to satisfy various federal reporting requirements, including technical reporting with respect to our plazomicin and C-Scape development activities, reporting with respect to intellectual property and financial reporting. In addition, technical documents and regulatory filings may be reviewed by BARDA prior to their finalization and/or submission.

Under standard government contracting terms, the government receives only limited rights for government use of certain of our pre-existing data and certain data produced with non-federal funding, to the extent such data are required for delivery to BARDA under the project. The U.S. government receives unlimited rights to use and disclose new data first produced under the project with BARDA funding. The U.S. government is entitled to a nonexclusive, worldwide, royalty-free license to practice or have practiced any patent on an invention that is conceived or first reduced to practice under the project, and may obtain additional rights if we do not elect to retain ownership of a subject invention or if we do not satisfy certain disclosure and patent prosecution obligations with respect to a subject invention. The government’s rights do not include the composition of matter patents related to plazomicin or C-Scape, as these were developed and prosecuted prior to our entry into the BARDA contracts and without government funding. The BARDA contracts do not entitle the government to any sales royalties or other post-commercialization financial rights.

BARDA is entitled to terminate either contract for convenience at any time provided reasonable closeout costs are paid and is not obligated to provide funding beyond currently obligated amounts allotted from Congressionally appropriated funds.

For more information regarding the government contracts referred to above see “Risk Factors--Risks Related to Our U.S. Government Contracts and to Certain Grant Agreements” and “Risk Factors--Risks Related to Intellectual Property.” Provisions in our U.S. government contracts, including our contract with BARDA, and certain grant agreements, including our collaboration with the Gates Foundation, may affect our intellectual property rights. As is customary under many government-funded research grants and contracts with foundations, including our collaboration with the Gates Foundation, we may not have sole rights to certain intellectual property and, in specific situations, could share or lose the rights we do have.

Commercial Agreements

License Agreement with Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.)

On January 25, 2006, we entered into a license agreement with Ionis Pharmaceuticals, Inc. (“Ionis”), pursuant to which Ionis granted us an exclusive license under certain patents relating to aminoglycoside antibacterial compounds and related know-how to develop and commercialize certain novel aminoglycoside antibacterial compounds. We are required to use commercially reasonable efforts to develop and commercialize certain compounds under the agreement. In consideration for the rights granted to us by Ionis under the license agreement, we issued $1.5 million of our Series A convertible preferred stock to Ionis in 2006. In addition, we are required to make payments to Ionis upon the achievement of specified development and regulatory milestones totaling up to $19.5 million for the first aminoglycoside product developed under certain terms of the agreement. We paid $4.0 million to Ionis in the fourth quarter of 2014 following dosing the first patient in our Phase 3 CARE trial of plazomicin in September 2014 and could owe up to $9.75 million for a second aminoglycoside product, if any, developed under this agreement. The agreement requires us to pay Ionis a low double-digit share of non-royalty sublicensing revenues that we receive from certain sublicensees for the grant of sublicenses under our agreement with Ionis, provided that the maximum amount we are required to pay Ionis with respect to the sum of all development and regulatory milestones and non-royalty sublicensing revenue payment obligations for plazomicin, but only to the extent it qualifies as the first aminoglycoside product under the agreement, is $19.5 million. Likewise, our cumulative development and regulatory milestone payment and non-royalty sublicensing revenues payment obligations for a possible second aminoglycoside product under the agreement with Ionis will not exceed $9.75 million. To date, we have made development milestone payments of $7.0 million to Ionis with respect to plazomicin, $6.5 million of which was paid in cash and $0.5 million of which was paid in the form of our Series B convertible preferred stock. We are also required to pay additional milestone payments of up to $20.0 million in the aggregate upon the first achievement of specified threshold levels of annual net sales of certain aminoglycoside products in a calendar year. If any aminoglycoside product covered by the agreement is successfully commercialized, we will be required to pay royalties to Ionis in the low single digits on worldwide net sales of licensed products by us, our affiliates and sublicensees.

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

Thermo Fisher Collaborative Development and Commercialization Agreement

In April 2016, we entered into a collaborative development and commercialization agreement (the “Assay Agreement”) with Microgenics Corporation (“Thermo Fisher”), a wholly owned subsidiary of Thermo Fisher Scientific Inc. Under the Assay Agreement, we and Thermo Fisher are co-developing and commercializing an in vitro assay to measure levels of plazomicin in serum and plasma to guide and monitor dosing regimens so that exposures fall within the desired range. Thermo Fisher submitted a 510(k) premarket submission in January 2018, which was accepted for substantive review on February 7, 2018. If plazomicin and the assay are approved, we and Thermo Fisher currently plan to have a commercial assay available near the time of the commercial launch of plazomicin in the United States.  The assay developed under the Assay Agreement is intended to provide TDM to certain patients receiving plazomicin. Thermo Fisher is responsible for the research, development, manufacture and sale of the assay. Depending on the commercialization strategy for the assay, we are required to pay Thermo Fisher up to an aggregate amount of approximately $6.8 million in milestone payments for the achievement of certain development, manufacturing and regulatory milestones. Intellectual property rights relating solely to the assay developed under the Assay Agreement are owned by Thermo Fisher and intellectual property rights relating solely to plazomicin are owned by us. In addition, each party retains ownership of certain background intellectual property and improvements thereto.

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

The term of the Assay Agreement continues until we cease development and commercialization of plazomicin. Either we or Thermo Fisher may terminate the Assay Agreement for the other party’s uncured material breach or bankruptcy (or similar event), and we may terminate without cause upon sixty days’ written notice to

Thermo Fisher. If we terminate the Assay Agreement without cause or Thermo Fisher terminates the Assay Agreement for cause prior to the payment of all milestone payments, we must pay to Thermo Fisher a sum equal to the amount that would have been due if the next applicable milestone had been achieved, provided that no payment will be due if we terminate the agreement at will in connection with the failure to obtain or maintain regulatory approval for plazomicin. If, within two years following the termination of the Assay Agreement by us at will or by Thermo Fisher for cause, we decide to develop and commercialize plazomicin, subject to certain conditions and limitations, we and Thermo Fisher are required to use good faith efforts to negotiate an agreement for the continued development, manufacture, supply and sale of the assay by Thermo Fisher on commercially reasonable terms, but we would have no duty to enter into any new agreement with Thermo Fisher and we would not be prohibited from negotiating or entering into an agreement with a third party for the development, manufacture, supply or sale of any assay.

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

The competition in the antibiotics market is intense. Our goal is to establish plazomicin as a leader in the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE. Our clinical development program supports plazomicin’s differentiated profile from both approved and development-stage antibacterials by focusing on the treatment of serious bacterial infections due to MDR Enterobacteriaceae in patients with limited or no alternative treatment options, including patients with cUTI or AP. If approved, plazomicin will face competition from commercially available antibiotics such as tigecycline, which is marketed by Pfizer as Tygacil®, ceftazidime-avibactam, which is marketed in the United States by Allergan plc as Avycaz™, meropenem-vaborbactam which is marketed by Melinta Therapeutics as Vabomere™, and other aminoglycosides that are generically available (e.g., gentamicin, amikacin, tobramycin), and polymyxins that are generically available (colistin and polymyxin B).

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

•

Demonstration of non-inferiority to meropenem at day 5 and statistically favorable outcomes compared to meropenem at day 17 in patients with cUTI/AP infections due to Enterobacteriaceae, including fluoroquinolone resistant and ESBL-producing isolates;

•	Improved efficacy, overall mortality and safety of plazomicin versus colistin in patients with serious bacterial infections due to CRE, based on results observed in the CARE study;
•	Potential to individualize patient dosing using an in vitro drug-monitoring assay to optimize efficacy and safety of plazomicin therapy in BSI or pneumonia;
•	Potential for more convenient administration as a once-daily, 30-minute IV therapy compared to other IV antibiotics administered multiple times per day with infusion times up to two hours; and
•	Potential to reduce the healthcare costs associated with the treatment of such infections.

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

Intellectual Property

The proprietary nature of, and protection for, our product candidates and our discovery programs, processes and know-how are important to our business. We have sought patent protection in the United States and certain other jurisdictions for plazomicin, C-Scape, and certain other inventions to which we have rights, where available and when appropriate. Our policy is to pursue, maintain and defend patent rights, whether developed internally or licensed from third parties, and to protect the technology, inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets relating to our proprietary technology platform that may be important to the development of our business.

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

We consider that in the aggregate our patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. For our lead product candidate, plazomicin, we have identified in the following paragraph the patents that are owned or controlled by us having claims directed to product-specific compositions of matter.  This paragraph does not identify all patents or applications that may relate to plazomicin but are not material. We also have pending patent applications or applications we continue to file that may give rise to new patents relating to plazomicin. In part due to the early stage of our other research and development, we do not consider any of our additional patents or patent applications are material at this time and it is unclear what, if any, patent protection we will have for the ultimate products we choose to move forward through development.

Plazomicin (Aminoglycoside)

The patent portfolio for plazomicin is based upon an Achaogen-owned patent family that includes patents and patent applications directed to plazomicin and structural analogs thereof, pharmaceutical compositions containing plazomicin or analogs thereof, and methods of using plazomicin or analogs thereof in the treatment of bacterial infections. As of January 31, 2018, this patent family included four U.S. patents (U.S. Patent No. 8,383,596, issued February 26, 2013; U.S. Patent No. 8,822,424, issued September 2, 2014; U.S. Patent No 9,266,919, issued February 23, 2016; and, U.S. Patent No. 9,688,711, issued June 27, 2017 which we refer to herein as the ‘596, ‘424, ‘919 and ‘711 patents, respectively), and corresponding foreign patents and patent applications. As of January 31, 2018, we had corresponding granted patent or patents in Australia, Canada, China, Eurasia, Europe (with country-specific validations), India, Israel, Japan, Korea, Mexico and Taiwan. In addition, as of January 31, 2018, we had corresponding patent applications pending in Brazil, Europe, and the US. We expect any U.S. and foreign patents in this patent family to expire in November 2028, excluding any available extensions or adjustments.  Note, the U.S. Patent and Trademark Office (“USPTO”) has determined that the ‘596 patent is entitled to 923 days of patent term adjustment.

Assuming that plazomicin achieves regulatory approval and depending upon the date of any such approval, the term of a US patent could be extended up to the lesser of (i) up to five additional years or (ii) no more than fourteen years from plazomicin’s approval date, under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also referred to as the Hatch-Waxman Act. Plazomicin could also qualify for pediatric exclusivity, which can be obtained during the approval process or after approval, and effectively delays the approval of a generic application until six months after the expiration of any patent or other exclusivity that would otherwise delay approval, thus providing an additional six months without generic competition. In order to qualify for pediatric exclusivity, the FDA must make a written request for pediatric studies, the application holder must agree to the request and complete the studies within the required timeframe, and the studies must be accepted by the FDA based on a determination that the studies fairly respond to the request.

Patent term extension and supplementary protection certificates also may be available in certain foreign countries upon regulatory approval.  Additional intellectual property, including patent protection, may protect plazomicin in areas including but not limited to method of use, manufacturing, and platform technologies.

Additional Patent Positions

Our C-Scape program was created at Achaogen and we are pursuing intellectual property relating to this program. C-Scape was granted QIDP designation by the FDA which provides incentives for the development of new antibiotics, including priority review and extension by an additional five years of any non-patent market exclusivity  the product may be awarded upon approval. Currently, C-Scape is not covered by any issued patents but we are pursuing patent positions in connection with various aspects of our program.

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
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•

satisfactory completion of preapproval audits of selected clinical sites, clinical trial vendors and sponsor facilities to ensure that the clinical trials upon which the approval will be based have been conducted in accordance with GCP and consistent with regulations for the protection of human subject rights described in 21 C.F.R. 50; and

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

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

The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast-track designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug qualifies as a QIDP under the GAIN Act. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast-track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists, or that the drug qualifies as a QIDP under the GAIN Act. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and 10-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast-track designation are also likely to be considered appropriate to receive a priority review.

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

Moreover, under the provisions of the FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a BTD. A BTD is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for the other expedited review and approval programs, including accelerated approval, priority review, and fast-track designation. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We received fast-track designation from the FDA for plazomicin in August 2012. We received BTD from the FDA for plazomicin in May 2017.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products.

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

In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act (“DSCSA”), have imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain.  These requirements are being phased in over a ten-year period.  The DSCSA ultimately will require product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. The DSCSA replaced the prior drug “pedigree” requirements under the Prescription Drug Marketing Act (“PDMA”) and pre-empts existing state drug pedigree laws and regulations.  The DSCSA also establishes requirements for the licensing of wholesale distributors and third party logistic providers.  These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by FDA pursuant to the DSCSA. Until FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.

Finally, PDMA regulates the distribution of drug samples by drug manufacturers and, along with state laws, limits the distribution of prescription pharmaceutical product samples, and imposes certain recordkeeping, reporting and accountability requirements on distribution of drug samples.

505(b)(2) Regulatory Pathway

As an alternative path to FDA approval for modifications to formulations or new uses of products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need, or reduce the requirements, to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug(s). The FDA may then approve the new product candidate for all, or some, of the label indications for which the branded reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.  We plan to pursue a 505(b)(2) regulatory pathway for C-Scape.

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

Qualified Infectious Disease Product Exclusivity

Under the GAIN Act provisions of FDASIA, which was signed into law in July 2012, the FDA may designate a product as a “qualified infectious disease product” (“QIDP”). In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request such designation before submitting a marketing application. FDA granted QIDP designation for plazomicin for the treatment of hospital-acquired bacterial pneumonia, ventilator-associated pneumonia, complicated intra-abdominal infections, complicated urinary tract infections, and catheter-related BSI on December 14, 2014. FDA also granted QIDP designation to C-Scape in January 2017.

The benefits of QIDP designation include eligibility for priority review and fast-track designation, and an extension by an additional five years of any non-patent marketing exclusivity period awarded, such as a five-year exclusivity period awarded for a new molecular entity. This extension is in addition to any pediatric exclusivity extension that may be awarded, and the extension will be awarded only to a drug first approved on or after the date of enactment.

The GAIN Act provisions prohibit the grant of an exclusivity extension where the application is a supplement to an application for which an extension is in effect or has expired, is a subsequent application for a specified change to an approved product, or is an application for a product that does not meet the definition of QIDP based on the uses for which it is ultimately approved.

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

Centralized Procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU member states, as well as Iceland, Lichtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines), and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use (the “CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

We and our partner Microgenics Corporation (a part of Thermo Fisher Scientific, Inc.) (“Thermo Fisher”) are developing an in vitro assay for plazomicin and have worked together to generate the data required for submission of a 510(k) premarket notification. Thermo Fisher submitted the 510(k) in January 2018, and it was accepted for substantive review on February 7, 2018. We anticipate coordination between the Center for Drug Evaluation and Research and Center for Devices and Radiological Health on the review of the plazomicin in vitro assay submission. Though Thermo Fisher and Achaogen have mutually agreed to submit via the 510(k) regulatory pathway, the FDA may conclude that an alternate approval pathway or new 510(k) submission is required. The assay may also be classified as a PMA if the FDA determines that the device is high risk. The assay may also be classified by the FDA as a companion diagnostic for plazomicin in association with plazomicin’s possible indication for BSI. On August 6, 2014, the FDA issued a final guidance document addressing the development and clearance or approval process for “In vitro Companion Diagnostic Devices.” According to the guidance, the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic. In the event our in vitro assay for plazomicin becomes classified as a companion diagnostic, we believe our development program is consistent with the guidance.

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

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive, as well the In Vitro Diagnostic Medical Devices Regulation (Regulation 2017/746), which repeals and replaces the EU Directive on In Vitro Diagnostic Medical Devices. Unlike directives, which must be implemented into the national laws of the EEA member States, regulations are directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation and the In Vitro Diagnostic Medical Devices Regulation, among other things, are intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation will however only become applicable three years after publication (in May 2020), while the In Vitro Diagnostic Medical Devices Regulation will only become applicable five years after publication (in  May 2022).  Once applicable, the new regulations will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers' responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA,”) signed into law on March 2010, broadened the reach of both the Anti-Kickback Statute and the criminal healthcare fraud statute by amending the intent requirement such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. ACA created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals. Applicable manufacturers are also required to report annually to the government certain ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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

Coverage and Reimbursement

At launch we expect plazomicin to be utilized within the hospital environment and therefore, our customers to be reimbursed under a prospective payment system, or a predetermined payment amount that is based on the diagnosis related groups (“DRGs”) for Medicare patients and under a bundled payment for commercially insured patients. These payment amounts differ by type of diagnoses, procedures and the severity of the patient’s condition, among other things. Typically, the cost of treatment for hospital acquired infections, for which plazomicin would be used, is included in the DRG or bundled payment and not eligible for any separate payment. For catastrophic cases where costs greatly exceed the bundled payment amount, the hospital may be eligible for an outlier that is intended to cover part of the expense above the standard payment.

We have submitted a New Technology Add-On Payment (“NTAP”) application to the Centers for Medicare and Medicaid Services (“CMS”). In creating the NTAP program, Congress established a process of identifying and ensuring adequate payment for new medical services and technologies (collectively referred to as new technologies). The NTAP program is meant to partially compensate hospitals for using new products that are not reflected already in Medicare’s bundled payment calculations. For NTAP technologies, Medicare will make an add-on payment equal to the lesser of (i) 50 percent of the estimated costs of the new technology (if the estimated costs for the case including the new technology exceed Medicare’s payment), or (ii) 50 percent of the difference between the full DRG payment and the hospital’s estimated cost for the case. For NTAP payment eligibility, we were required to submit an application to CMS on or before October 20, 2017, satisfy NTAP criteria for newness, substantial clinical improvement relative to existing therapies and specific cost thresholds, and have FDA approval by July 1, 2018. We have received confirmation that CMS is currently evaluating our application. We expect a decision will be published in the upcoming CMS Inpatient Prospective Payment (“IPPS”) Rule to be published in or about August 2018. If successful, the add-on payment will be effective and available to hospitals for up to three years.

Outside of the United States, the pricing of pharmaceutical products is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products will likely continue as countries attempt to manage healthcare expenditures.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies.

Since taking office, the current administration has continued to support the repeal of all or portions of the ACA and we expect that the administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA.  There is also a considerable amount of uncertainty as to the prospective implementation of the ACA and what similar measures or other changes might be enacted at the federal and/or state level. While there may be significant changes to the healthcare environment in the future, the specific changes, their timing and their potential impact on us are not yet apparent. As a result, there is considerable uncertainty surrounding the ACA including coverage and reimbursement, the exchanges, and many core aspects of the current healthcare marketplace.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA to reduce healthcare expenditures, including aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2025 unless additional action is taken by Congress, and reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, and this will remain a prominent political issue. We anticipate continued focus, Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies and reduce Medicaid and other healthcare funding.

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates and intend to do so in the future.  We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently have no plans to build or own clinical or commercial scale manufacturing capabilities.  The use of contracted manufacturing and reliance on collaboration partners is relatively capital-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff. Although we rely on contract manufacturers, we have personnel with extensive manufacturing and quality experience to oversee our contract manufacturers.

All of our third-party manufacturers are subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our drugs for commercial use.  Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.  These actions could have a material impact on the availability of our products.

We currently rely on a limited number of third parties for our required raw materials, drug substance, and finished drug product for our preclinical research, clinical trials and potential commercial production.  For plazomicin, we source raw materials from various commercial suppliers, primarily located in Europe and the People’s Republic of China, including the aminoglycoside precursor sisomicin. Our drug substance has been manufactured by Hovione and we have entered into a long-term agreement with Hovione for commercial production of plazomicin. The drug product is manufactured by Pfizer CentreOne (formerly Hospira) and we have entered into a long-term agreement with Pfizer CentreOne for commercial production of plazomicin.

Plazomicin

Process. Plazomicin is an organic compound of low molecular weight, commonly referred to as a small molecule. Plazomicin is also considered a semi-synthetic molecule since it is derived from a primary starting material that is a natural product, sisomicin, produced by microbial fermentation. Plazomicin sulfate is prepared in four process stages (seven chemical steps) from sisomicin, with a final purification by ion-exchange chromatography and isolation by spray-drying of the amorphous sulfate salt from aqueous solution.  We believe that our use of a synthetic process will enable us to have a cost of manufacturing for plazomicin that is similar to other modern small molecule antibiotics.

Bulk Drug Substance. In March 2017, we entered into a commercial validation and manufacturing agreement (the “Commercial Manufacturing Agreement”) with Hovione Limited (“Hovione”), an Ireland-based company with facilities in Portugal and Ireland.  Under the Commercial Manufacturing Agreement, Hovione agreed to carry out our validation program to validate and scale up our technology to manufacture the active pharmaceutical ingredient of plazomicin (the “Product”). Upon successful completion of the validation program, the Commercial Manufacturing Agreement also includes the manufacturing of commercial quantities of the Product on a commercial scale at Hovione’s facilities. The Commercial Manufacturing Agreement has an initial term of seven years after the first delivery of the Product.

Pursuant to the Commercial Manufacturing Agreement, if plazomicin is approved by the FDA, we have minimum quantity and minimum annual purchase commitments from Hovione depending on our requirements and the period of time following approval by the FDA. For the first three years following approval of plazomicin by the FDA, we are required to purchase at least 80% of its required quantity of Product from Hovione. Following the initial three years after FDA approval, we are required to purchase between 40% and 66% of its required quantity from Hovione, depending on the amounts required during any such fiscal year. Contingent upon FDA’s approval of plazomicin, we have minimum annual purchase commitments from Hovione, beginning in 2020 through 2024. Beyond the minimum purchase obligation contained in the Manufacturing Agreement, we may use other suppliers and Hovione is obligated to cooperate with us in such efforts, including by performing certain technology transfers. The Commercial Manufacturing Agreement may be early terminated by either party for the other party’s uncured material breach or insolvency of which termination fees related to the minimum annual commitments may apply. In the event the FDA does not approve plazomicin or the approval is withdrawn, we are required to pay 50% of the remaining minimum annual commitment for that calendar year and the following two years’ minimum annual commitments.

Drug Product. We have employed the services of Pfizer CentreOne to produce our plazomicin IV drug product. In August 2015, we entered into a development and supply agreement with Hospira, which was amended in September 2015 to include the Pfizer CentreOne Group of Pfizer, whereby Pfizer CentreOne assists us in the development and commercialization of plazomicin for IV administration. If we receive regulatory approval for plazomicin, we will purchase from Pfizer CentreOne our requirement of such product for commercial sale in the U.S., Canada and the EU (the “Territory”).

In our NDA, the Pfizer CentreOne facility in McPherson, Kansas (“McPherson”) was filed as the manufacturer of the sterile IV drug product vials for plazomicin. In February 2017, Pfizer CentreOne received an FDA warning letter on Form 483 related to McPherson. In January 2018, this warning letter was upgraded to a designation of “Voluntary Action Indicated”, clearing a regulatory path for approval of plazomicin out of McPherson. Pfizer CentreOne continues to work to improve the GMP compliance status for McPherson and it remains our planned facility for plazomicin launch.  In parallel, we are actively transferring production of plazomicin to an alternative Pfizer CentreOne site in Kalamazoo, Michigan as a second source and back-up launch facility. Our current plans anticipate FDA approval of plazomicin in June 2018 and subsequent commercial launch in the United States in 2018, if our NDA is approved by the PDUFA date.

C-Scape

C-Scape is a combination of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved β-lactamase inhibitor. We purchase clavulanate and ceftibuten from two separate third-party suppliers (or contract manufacturers) who have experience working with these compounds. The clinical drug product (“DP”) for C-Scape is being supplied by a third-party contract manufacturing organization who has experience with these types of compounds.

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

Customer Concentration and Geographic Information

For the years ended December 31, 2017, 2016 and 2015, all of our revenue has been generated from funding pursuant to U.S. government contracts and a non-profit foundation grant. All contracts receivable relate to funding from the U.S. government. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

All of our revenues for the years ended December 31, 2017, 2016, and 2015 were earned in the United States. All of our long-lived assets are located in the United States.

Employees

As of February 23, 2018, we had 230 full-time employees. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

We were incorporated in Delaware in June 2002 and commenced operations in 2004. We completed our initial public offering of our common stock in March 2014. Our mailing address and executive offices are located at 1 Tower Place, Suite 300, South San Francisco, CA 94080 and our telephone number at that address is (650) 800-3636. We maintain an Internet website at the following address: www.achaogen.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the SEC.

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

We are a late-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2017, 2016 and 2015, we derived all of our revenue from non-profit foundation and government contracts for research and development. We will seek continued revenue from such contracts and additional sources of public health funding. Revenues from such contracts and other sources can be uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other contracts that will generate significant cash. Our net losses for the years ended December 31, 2017, 2016 and 2015 were $125.6 million, $71.2 million and $27.1 million, respectively. As of December 31, 2017, we had an accumulated deficit of $372.8 million.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future as we seek marketing approvals from the U.S. Food and Drug Administration (“FDA”) and similar regulatory authorities outside the United States, build commercial supply and conduct pre-commercial launch activities for plazomicin, and continue the development of our other product candidates, including C-Scape. Our expenses will also increase substantially if and as we:

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

We currently have no products approved for sale, and since 2007, we have invested a significant portion of our efforts and financial resources in the development of plazomicin. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for and, ultimately, successfully commercialize plazomicin. Our ability to develop, obtain regulatory approval for, and successfully commercialize plazomicin effectively will depend on several factors, including the following:

•	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;
•	receiving the product labeling that enables the successful promotion of plazomicin;
•	the findings and questions of the FDA if any, during its review of our NDA for plazomicin, and our ability to promptly and adequately address any such findings or questions;
•	satisfying pre- or post-approval conditions or suggestions, if any, based on feedback and discussions with the FDA;
•	establishing commercial manufacturing and supply arrangements;
•	establishing a commercial infrastructure;
•	identifying and successfully establishing one or more collaborations to commercialize plazomicin;
•	acceptance of the product by patients, the medical community and third-party payors;
•	establishing market share while competing with other therapies;
•	successfully executing our pricing and reimbursement strategy;
•	a continued acceptable safety and adverse event profile of the product following regulatory approval; and
•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the product.

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

As of December 31, 2017, we had working capital of $141.5 million and unrestricted cash, cash equivalents and short-term investments of $164.8 million. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments, will enable us to fund our current planned operations for at least the next twelve months from the issuance of these financial statements. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations.

We may obtain additional financing through multiple sources, including but not limited to public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Silicon Valley Bank and our pledge to Silicon Valley Bank of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Silicon Valley Bank with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from approved products like plazomicin (when approved);
•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin and C-Scape;
•	the type, number, costs and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay or related diagnostic to support therapeutic drug monitoring;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including any supplemental applications relating to our NDA for plazomicin;
•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
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
•

our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts, including potential collaborative arrangements relating to the commercialization of plazomicin outside the United States, if approved; and

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

We submitted a NDA for plazomicin in October 2017, which was accepted by the FDA in January 2018. We plan on a commercial launch of plazomicin in the U.S. in 2018, if our NDA is approved. We also plan to submit a MAA to the EMA for plazomicin in 2018.

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
•

to reach agreement on acceptable terms with prospective contract research organizations (“CROs”) or clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

An important element of our development and commercialization strategy for plazomicin for the treatment of serious bacterial infections caused by CRE is the development of an IVD assay or related diagnostic to support the Therapeutic Drug Management (“TDM”) of certain patients dosed with plazomicin; the plazomicin IVD assay is intended to measure levels of plazomicin in the blood so such patients can receive safe and efficacious doses of plazomicin.

IVD assays can be subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore require separate regulatory clearance or approval prior to commercialization. The development of a new IVD assay for novel therapeutic such as plazomicin can be complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval. Should the regulatory clearance or approval process for our IVD assay be delayed, it could impact our ability to successfully commercialize plazomicin for the treatment of certain patients. Moreover, IVD assays may not be readily or economically available in all territories where plazomicin could ultimately be commercialized.

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

In October 2017, we submitted an NDA to the FDA for plazomicin seeking approval to treat cUTI, including AP, and BSI due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options. The FDA has accepted the NDA for substantive review and set a PDUFA target action date of June 25, 2018. This is the first NDA we have submitted and we have not previously had any NDAs accepted for filing or submitted similar drug approval filings to comparable foreign authorities, for any product candidate. We cannot be certain that plazomicin will receive regulatory approval in a timely manner, or at all. Further, plazomicin may not receive regulatory approval even though it was successful in certain clinical trials. If we do not receive regulatory approval for plazomicin, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market plazomicin, our revenue from this approval will be dependent, in part, upon our or a commercial partner’s ability to obtain regulatory approval of an IVD assay to be used with plazomicin for the treatment of serious bacterial infections caused by CRE, as well as upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.

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

Even if we receive approval of an NDA or foreign regulatory filing for plazomicin, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve plazomicin for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of plazomicin. For example, if our NDA for plazomicin is approved, we anticipate the U.S. label will indicate that plazomicin is for use in patients with infections that have limited or no alternative treatment options. In addition, we believe that the label will include in vitro data against antibiotic resistant pathogens in the microbiology section of the drug label.  However, the FDA may approve a label that omits this in vitro data or that limits plazomicin to a more limited indication or narrower patient population, which may harm our ability to successfully commercialize plazomicin, if approved. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of plazomicin and would materially adversely impact our business and prospects. Any other product candidate we advanced to the marketing approval stage would also be subject to the risks delineated above.

Serious adverse events or other unexpected properties of plazomicin, C-Scape or any other product candidate may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

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

We cannot predict to what extent bacteria may develop resistance to plazomicin, C-Scape, or pipeline candidates, or how resistance could spread, which could affect the revenue potential for plazomicin, C-Scape or future products.

We are developing plazomicin to treat multi-drug resistant (“MDR”) infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. Furthermore, some resistance to plazomicin and C-Scape already exists and we cannot predict how the prevalence of bacterial resistance to plazomicin will change over time.

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

We may become dependent on our partner, Thermo Fisher, to commercialize an IVD assay.

We have entered into a collaboration with Thermo Fisher for the development and commercialization of a plazomicin IVD assay. We may be dependent on Thermo Fisher with respect to such manufacturing and supply and with respect to commercialization in the United States and the EU. This reduces our control over these activities but would not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards with respect to plazomicin.

We or Thermo Fisher may encounter difficulties in developing an assay for commercial application in one or more countries, including issues in relation to regulatory approval, automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such assay. If Thermo Fisher does not perform its contractual duties or obligations, experiences work stoppages, does not meet expected deadlines, terminates its agreements with us or needs to be replaced, or if they otherwise do not meet our expectations for development, manufacture or commercialization of the assay, we may need to enter into new arrangements with one or more alternative third parties for development, manufacture or commercialization of the assay or an alternative assay. We may not be able to do so on commercially reasonably terms, or within the terms of the commercialization agreement without amending such terms, or at all, which could adversely impact our business and results of operations related to plazomicin for the treatment of serious bacterial infections caused by CRE.

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

Even if we obtain FDA or other regulatory approvals and are able to launch plazomicin or any other product candidate commercially, the product candidate may not achieve market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. Market acceptance and market opportunity of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidate as demonstrated in clinical trials;
•	relative convenience and ease of administration;
•	the clinical indications for which the product candidate is approved;
•	the potential and perceived advantages and disadvantages of the product candidates, including cost and clinical benefit relative to alternative treatments;
•	the willingness of physicians to prescribe the product;
•	the willingness of hospital pharmacy directors to purchase our products for their formularies;
•	acceptance by physicians, operators of hospitals and treatment facilities and parties responsible for reimbursement of the product;
•	the availability of adequate coverage and reimbursement by third-party payors and government authorities;
•	the effectiveness of sales and marketing efforts, including the effectiveness of the sales and marketing efforts of any collaboration partners, if any;
•	the strength of our marketing and distribution support, including the strength of marketing and distribution support of any collaboration partners, if any;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;
•	whether and how the product is designated under physician treatment guidelines for particular infections;
•	continued development of MDR infections such as CRE;
•	the approval of other new products for the same indications;
•	the timing of market introduction of the approved product as well as competitive products;
•	adverse publicity about the product or favorable publicity about competitive products;
•	the emergence of bacterial resistance to the product candidate; and
•	the rate at which resistance to other drugs in the target infections grow.

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

We have applied for a NTAP from the CMS for plazomicin. We expect NTAP would remain in effect for up to three years depending on if and when we receive this designation. There are no assurances that we will be successful in obtaining and retaining an add-on payment for plazomicin.

We rely on third parties to conduct some of our preclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our product candidates.

We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct our preclinical studies and clinical trials on our product candidates in compliance with applicable regulatory requirements.  These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. These third parties are located around the world and many of them are outside the United States. Although we rely on these third parties to conduct our preclinical studies and clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and the applicable legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities, including with respect to FDA inspections. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as current good clinical practices (“cGCPs”), for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. If we or any of our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, we are required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds and meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. Our clinical trials must also generally be conducted with products produced under current good manufacturing practice (“cGMP”) regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Many of the third parties with whom we contract may also have relationships with other commercial entities, some of which may compete with us. If the third parties conducting our preclinical studies or our clinical trials do not perform their contractual duties or obligations or comply with regulatory requirements we may need to enter into new arrangements with alternative third parties. This could be costly, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, or to commercialize such product candidate being tested in such studies or trials. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third-party contractors or to do so on commercially reasonable terms. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on third-party contract manufacturing organizations to manufacture and supply plazomicin, C-Scape, and other product candidates for us, as well as certain raw materials and other ingredients used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately we may be required to incur significant delays and costs to find new suppliers or manufacturers.

We currently have limited experience in, and we do not own facilities for, manufacturing our product candidates, including plazomicin and C-Scape. We rely upon third-party manufacturing organizations to manufacture and supply our product candidates and certain raw materials and other ingredients used in the production thereof. Some of our key components for the production of plazomicin have a limited number of suppliers. In particular, sisomicin, the aminoglycoside precursor for plazomicin, is supplied by a single manufacturer in China for which we do not have a commercial supply agreement.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacture of our drug products. If any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they may not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If any of our contract manufacturers receive warning letters or other notices of violations from the FDA or other regulatory authorities, they may be unable to address the issues raised in such warnings or notices in a timely basis, or at all. This could cause a delay or inability to supply materials or services on a timely basis, or at all. There could also be a delay if we are required to seek additional or backup sources for any aspects of the manufacturing process. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it delays or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our third-party suppliers may not be able to meet our supply needs or timelines and this may negatively affect our business. A majority of the manufacturing process is operated internationally, and therefore may be subject to similar risks of the sort described by the risk factor entitled “A variety of risks associated with international operations could materially adversely affect our business.”

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

If an effective distribution process is not established for plazomicin and the associated IVD assay, which includes cold-chain logistics, our business may be adversely affected.

We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We have contracted with a third-party logistics company to warehouse and distribute plazomicin, and we will require plazomicin to be maintained at a controlled temperature for some of the distribution chain. Similarly, Thermo Fisher will be responsible for warehousing and distributing the IVD assay associated with plazomicin, which will also require cold-chain logistics. If we or Thermo Fisher are unable to effectively establish and manage the distribution process of plazomicin or the associated IVD assay, the commercial launch and sales of plazomicin and the associated IVD assay may be delayed or severely compromised and our results of operations may be harmed.

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

We are increasing our sales and marketing capabilities as we prepare for the potential commercialization of plazomicin and currently have limited sales and marketing and distribution staff. If we are unable to develop an adequate sales and marketing and distribution capability on our own or through third parties, we will not be successful in commercializing our future products.

We are increasing our sales and marketing capabilities as we prepare for the potential commercialization of plazomicin and currently have limited sales, marketing and distribution staff and no history in this capacity. To achieve commercial success for any approved product candidate, we must either develop an adequate sales, marketing and distribution organization or outsource these functions to third parties. We currently seek to collaborate with companies that can provide a commercial presence and experience in targeted geographic markets outside of the United States for the commercialization of plazomicin, if approved. If we rely on third parties for selling, marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful and are only partially within our control, and our product revenue may be lower than if we directly sold or marketed our products. If we are unable to enter into arrangements with third parties to sell, market and distribute product candidates for which we have received regulatory approval on acceptable terms or at all, we will need to market these products ourselves. This is likely to be expensive and logistically difficult, as it would require us to build our own sales, marketing and distribution capacity. We have no historical operations in this area, and if such efforts were necessary, we may not be able to successfully commercialize our future products. If we are not successful in commercializing our future products, either on our own or through third parties, any future product revenue will be materially and adversely affected, which would harm our business.

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

There are a variety of available therapies marketed for the treatment of MDR infections that we would expect could compete with plazomicin, including AvycazTM (ceftazadime/avibactam), which is marketed by Allergan plc in the United States and marketed by Pfizer outside the United States, VabomereTM (meropenem/vaborbactam), which is marketed by Melinta Therapeutics, tigecycline, which is marketed by Pfizer as Tygacil®, other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B). Many of the available therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If plazomicin is approved, it may be priced at a premium over other competitive products. This may limit plazomicin’s adoption for MDR gram-negative infections.

There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Tetraphase Pharmaceuticals, Inc. is developing eravacycline for complicated urinary and intra-abdominal infections. Merck & Co., Inc. is developing imipenem/relebactam for certain life-threatening infections caused by MDR strains, including infections due to metallo- b-lactamase producing gram-negative pathogens. Zavante Therapeutics, Inc. is developing ZTI-01 for cUTI. Shionogi is developing cefiderocol for carbapenem-resistant gram-negative pathogens. Allergan plc and Pfizer Inc. continue development of ceftazidime/avibactam (already marketed in the United States) and ceftaroline/avibactam for pneumonia and complicated urinary and intra-abdominal infections. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now (“GAIN”) Act. The GAIN Act provides incentives for the development of new, qualified infectious disease products, including adding five years to the otherwise applicable regulatory exclusivity period. We requested and the FDA granted QIDP designation for plazomicin for the treatment of hospital acquired bacterial pneumonia, ventilator-associated pneumonia, complicated intra-abdominal infections, cUTIs, and catheter-related BSI on December 14, 2014. The incentives provided under the GAIN Act, along with government contract funding and other incentives for antibiotic research, may result in more competition in the market for new antibiotics.

In addition to the GAIN Act, the 21st Century Cures Act was signed into law in December 2016. This act establishes a new mechanism to help streamline the development programs for certain antibacterial and antifungal drugs that are intended to treat serious or potentially fatal infections in limited populations of patients where unmet need exists due to lack of available therapies. This mechanism, referred to as the limited population pathway for certain antibacterial and antifungal drugs (“LPAD”), would permit FDA to rely on data primarily targeting these limited populations and approve such drugs for limited patient populations, notwithstanding a lack of evidence to fully establish a favorable benefit-risk profile in a population that is broader than the intended limited population. The statement “Limited Population” would appear prominently next to the drug’s name in labeling, which would provide notice to healthcare providers that the drug is indicated for use in a limited and specific population of patients. The limited population statement, additional labeling statements describing the data, and FDA review of promotional materials, are intended to help assure these drugs are used narrowly to treat these serious and life-threatening infections while additional evidence is generated to assess safety and effectiveness for broader use. The 21st Century Cures Act also provides a mechanism to establish, update, and communicate susceptibility test interpretive criteria for antimicrobial drugs. Although the 21st Century Cures Act and other contemplated acts in this space can help or support us, they also increase competition in the market for antimicrobials and provide incentives for the potential of new competitors in this disease area

Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

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

We currently intend to form one or more collaborations relating to the commercialization of plazomicin outside the United States, if approved, and we may also attempt to form other collaborations in the future with respect to our technology and product candidates, but we may not be able to do so, which may cause us to alter our development and commercialization plans.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. For example, we currently intend to identify one or more strategic partners for the commercialization of plazomicin outside the United States, and we may also attempt to find one or more strategic partners for the development or commercialization of one or more of our other product candidates. We face significant competition in seeking appropriate strategic partners, and the negotiation process to secure appropriate terms is time-consuming and complex. We may not be successful in our efforts to establish strategic partnerships for plazomicin or our other product candidates and programs on terms that are acceptable to us, or at all.

Any delays in identifying suitable collaborators and entering into agreements to develop or commercialize our product candidates could negatively impact the development or commercialization of our product candidates in geographic regions where we do not have development and commercialization infrastructure. Absent a collaboration partner for the commercialization of plazomicin outside the United States or for our other product candidates, we would need to undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our product candidates or bring them to market within or outside of the United States in a timely manner or at all and our business may be materially and adversely affected.

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

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On February 26, 2018, we entered into a loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $50.0 million, $20.9 million of which was used to repay our loans with Solar Capital Ltd., $4.1 million of which was provided to us on February 26, 2018 and $25.0 million of which remains available for borrowing. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

Additionally, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. Under the loan and security agreement, an event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Silicon Valley Bank determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit Silicon Valley Bank to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Silicon Valley Bank could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We may need to grow our organization, and we may experience difficulties in managing growth.

As of February 23, 2018, we had 230 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

Since the beginning of 2017, there have been a number of changes to our executive leadership team. In February 2017, we hired our Chief Commercial Officer, Janet Dorling. In March 2017, our former Chief Medical Officer, Ian Friedland, resigned and transitioned to a consulting position. In September 2017, we hired our Chief Business Officer, Liz Bhatt. And on December 8, 2017, our board of directors appointed Blake Wise as our Chief Executive Officer, effective January 1, 2018. Mr. Wise replaced Kenneth J. Hillan, M.B., Ch.B., whom the Board appointed President, R&D and President of Achaogen, effective January 1, 2018. Mr. Wise previously served as our President and Chief Operating Officer. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.

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

Risks associated with a company-wide implementation and management of crucial IT systems may adversely affect our business and results of operations or the effectiveness of our control environment.

We have implemented and are implementing company-wide systems to handle the business and financial processes within our operations and corporate functions. These systems include, for example, Enterprise Resource Planning (“ERP”) and Human Resource Information Systems (“HRIS”). Implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. These implementations also require transformation of business and financial processes in order to reap the benefits of them. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the implementation process, or if the systems and the associated process changes do not give rise to the benefits that we expect. If we do not effectively implement, maintain or integrate the ERP and HRIS systems as planned or if the systems do not operate as intended, it may adversely affect our ability to manage and run our business operations, file reports with the SEC in a timely manner, and/or otherwise affect our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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

We rely significantly on information technology and services that utilize the cloud computing environment and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

We rely significantly on our information technology to effectively manage and maintain our clinical records, internal infrastructure systems and internal reports. Any failure, inadequacy or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents, could harm our ability to operate our business effectively. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. A breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to our proprietary and confidential information, including research or clinical data, could require significant capital investments to remediate and could adversely affect our business, financial condition and results of operations.

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

Prior to our initial public offering (“IPO”) in March 2014, we had not been subject to the reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”), or the other rules and regulations of the Securities and Exchange Commission (the “SEC”) or any securities exchange relating to public companies. We continue to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses associated with being a public company could be material, particularly since we no longer constitute an “emerging growth company.” Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, as occurred for the quarter ended June 30, 2017, we may not detect errors on a timely basis and our financial statements may be materially misstated. As of December 31, 2017, our management has reported that it believes our internal controls to be effective, and our independent auditors have attested that the operation of our internal controls is effective; however, there can be no assurance that management and our independent auditors will be able to make similar reports in the future.

If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, as occurred for the quarter ended June 30, 2017, we could be subject to sanctions or investigations by The NASDAQ Stock Market LLC, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Deficient internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

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

We have implemented a remediation plan to address the underlying causes of the material weakness described above. The remediation plan included:

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

As of December 31, 2017, our management believes our internal controls were effective, and our independent auditors have attested that the operation of our internal controls was effective, however there can be no assurance that management and our independent auditors will be able to make similar reports in the future. We cannot assure that the measures we took in response to this material weakness are sufficient to avoid potential future material weaknesses.

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

Recently enacted tax legislation or other changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

Recently enacted legislation has significantly changed U.S. federal income tax laws, including by reducing the U.S. corporate income tax rate and introducing new rules relating to international taxation, and could have an adverse effect on our business, financial condition and results of operations. The legislation is complex and is unclear in many respects, is subject to potential amendments and technical corrections, and is subject to interpretation and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could mitigate or increase certain adverse effects of the legislation. We will continue to evaluate the effect of the various domestic and international provisions of this legislation and any additional interpretive guidance that is issued.

Risks Related to Our U.S. Government Contracts and to Certain Grant Agreements

Our use of government funding for certain of our programs adds uncertainty to our research and commercialization efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

Our development of products has been funded in significant part through contracts with BARDA. We are also receiving funding from the National Institute of Allergy and Infectious Diseases (“NIAID”) for one of our pre-clinical programs and we in the past received funding for other programs from the Defense Threat Reduction Agency (“DTRA”) and from NIAID. Contracts funded by the U.S. government and its agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

The U.S. government’s determination to award a future contract or contract option may be challenged by an interested party, such as another bidder, at the U.S. Government Accountability Office (the “GAO”), or in federal court. If such a challenge is successful, our BARDA contracts or any future contract we may be awarded may be terminated.

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

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease. We have also agreed to allow the Gates Foundation to audit our compliance with using specified proceeds from the Gates Foundation only for certain mutually-agreed upon work.

Laws and regulations affecting government contracts make it more expensive and difficult for us to successfully conduct our business.

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts, which can make it more difficult for us to retain our rights under our BARDA contracts. These laws and regulations affect how we conduct business with government agencies. Among the most significant government contracting regulations that affect our business are:

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

Any changes in applicable laws and regulations could restrict our ability to maintain our existing BARDA contracts and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our results of operations.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates, including proceedings such as post-grant review and inter partes review (“IPR”) before the U.S. Patent and Trademark Office (“USPTO”). Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

We do not have exclusive rights to intellectual property we developed under U.S. federally-funded research grants and contracts in connection with certain neglected diseases initiatives, including our collaboration with the Gates Foundation, and, in the case of those funded research activities, we could ultimately share or lose the rights we do have under certain circumstances. Provisions in our U.S. government contracts, including our contracts with BARDA, may affect our intellectual property rights.

Certain of our activities have been funded, and may in the future be funded, by the U.S. government, including our contracts with BARDA. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including the right to a nonexclusive license authorizing the government to use the invention under these rights that may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government, U.S. government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the United States.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “AIA”) was signed into law. The AIA includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The passage of the AIA in 2011 added a new procedure to U.S. patent law. This procedure, IPR, allows any member of the public to file a petition with the USPTO seeking the review of any issued U.S. patent. IPRs are conducted before Administrative Patent Judges in the USPTO using a lower standard of proof than used in Federal District Court. In addition, the challenged patents are not accorded the presumption of validity as they are in Federal District Court. There are now instances where generic drug companies and some investment funds are attempting to invalidate patents by filing IPR challenges in the USPTO. The USPTO has promulgated regulations and developed procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA, and in particular, the first to file provisions, did not come into effect until March 16, 2013. Accordingly, it is not yet clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. Patent reform continues to be a topic that could arise in a number of legislative and regulatory proposals, in particular related to patents and their impacts on ability to compete in healthcare. We cannot predict the way such future legislation, regulations or administrative procedures could impact our patent rights.

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

In January 2018, we announced the FDA accepted for substantive review our NDA for plazomicin, seeking approval to treat cUTI, including AP, and BSI in patients who have limited or no alternative treatment options. FDA has granted the NDA Priority Review and set a PDUFA target action date of June 25, 2018. Other than the NDA for plazomicin, we have not submitted an application or obtained marketing approval for plazomicin or any other product candidate anywhere in the world. An NDA must include extensive preclinical and clinical data and supporting information to establish to the FDA’s satisfaction the product candidate’s safety and efficacy for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. For example, certain policies of the current presidential administration may impact our business and industry.  The current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications.   It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

We may seek a distribution and marketing collaborator for plazomicin or other product candidates commercialized outside of the United States. In order to market our product candidates in the European Economic Area (the “EEA”), which is comprised of the 28 Member States of the EU, plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, we or our collaboration partners must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations:

•

the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as for drugs produced through certain specified biotechnological processes (such as recombinant DNA technology, controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells, and hybridoma and monoclonal antibody methods), advanced therapy medicinal products, orphan medicinal products, and medicinal products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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
•

imposes a 2.3% medical device excise tax that manufacturers and importers will be required to pay on their sales of certain medical devices, which is suspended from January 1, 2016 to December 31, 2019, and, absent further legislative action, will be reinstated starting January 1, 2020;

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregated reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that governmental programs will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

We are subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain U.S. federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

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

•

federal price reporting laws, which require manufactures to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products, and;

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

•	announcements relating to the receipt, modification or termination of government contracts or grants, or the timing of payments we may receive under these arrangements;
•	success of our competitors in discovering, developing or commercializing products;
•	delay or failure to successfully develop, validate and obtain regulatory clearance or approval of plazomicin IVD assay;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims related to our clinical trials or product candidates;
•	prevailing economic conditions;
•	business disruptions caused by earthquakes or other natural disasters;
•	disputes concerning our intellectual property or other proprietary rights;
•	litigation or the threat of litigation;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	healthcare reform measures in the United States or other countries;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;
•	fluctuations in our quarterly operating results; and
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

As of February 23, 2018, our executive officers, directors, and their respective affiliates beneficially owned approximately 8% of our outstanding voting stock.  Accordingly, these stockholders may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 7, 2015, we filed a Registration Statement on Form S-3 (the “ 2015 Shelf Registration Statement”), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The 2015 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in “at the market” (“ATM”) offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “Sales Agreement”) on April 7, 2015. Through the date of this report, we have sold 3,250,003 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $9.23 per share for aggregate gross proceeds of $30.0 million and no shares remain available for sale under the Sales Agreement. On May 31, 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock, at a price of $22.50 per share, including the full exercise of the underwriters’ option to purchase an additional 750,000 shares of common stock on June 9, 2017. We received net proceeds from the offering of $121.2 million, after deducting the underwriting discounts and commissions and offering expenses. On February 27, 2018, we filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, we filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of our common stock in ATM offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”) on February 27, 2018.

Any future debt financing may involve covenants that restrict our operations, including, among other restrictions, limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, including pursuant to the 2018 Sales Agreement, the issuance of these securities could result in further dilution to our stockholders or result in downward pressure on the price of our common stock.

Future sales by our existing holders of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of December 31, 2017, we have outstanding a total of 42,107,684 shares of common stock. Other than any shares held by our directors, officers and certain existing investors, all of these are currently freely tradable.

In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (our “2003 Plan”) or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our “2014 Plan”), our 2014 Employment Commencement Incentive Plan (our “Inducement Plan”) and our 2014 Employee Stock Purchase Plan (our “ESPP”), in each case, as of December 31, 2017, 6,971,859 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

As of February 23, 2018, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 17,514 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In August 2016, we entered into an office lease agreement for our corporate headquarters in South San Francisco, California for 47,118 square feet of office, research and laboratory space. Upon commencement of the new lease in March 2017, we ceased use of our previous corporate headquarter as the Company formerly occupied approximately 16,000 and 6,000 square feet which expired in April 2017 and August 2017, respectively. In July 2017, the Company entered an amendment to lease an additional 51,866 square feet for a total of 99,984 square feet. The Company moved into 18,888 of the additional square feet in August 2017 and will move into the remaining approximately 33,000 square feet in 2018. The lease term is through January 2028 and contains a five-year extension option. We believe that our existing facilities will be sufficient to meet our current needs.

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

	Price Range
Fiscal year ended December 31, 2017	High	Low
1st Quarter	$27.79	$12.33
2nd Quarter	$27.49	$19.50
3rd Quarter	$25.22	$15.16
4th Quarter	$16.40	$10.24
Fiscal year ended December 31, 2016
1st Quarter	$5.95	$2.59
2nd Quarter	$6.08	$2.60
3rd Quarter	$5.22	$3.36
4th Quarter	$16.20	$3.68

On February 26, 2018, the last trading day prior to February 27, 2018, the closing price for our common stock as reported by the Nasdaq Global Market was $11.06.

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Achaogen, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The graph below compares our total stock return with the total return for the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period from March 12, 2014 (the first day of trading of our common stock) through December 31, 2017 The graph shows the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) at market close on March 12, 2014 (the first day of trading of our common stock) through December 31, 2017. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods and we do not make or endorse any predictions as to future stockholder returns.

	Ticker	March 12, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Achaogen, Inc.	AKAO	$100	$91	$40	$91	$75
Nasdaq Composite Index	IXIC	$100	$111	$118	$129	$164
Nasdaq Biotechnology Index	NBI	$100	$117	$130	$103	$122

Holders of Common Stock

As of February 23, 2018, there were approximately 15 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

From January 1, 2017 through December 31, 2017, other than as indicated in the paragraph below, we have not issued any securities in a transaction not registered under the Securities Act that have not been previously disclosed in a Quarterly report on Form 10-Q or Current Report on Form 8-K.

In August 2017, we issued 35,363 shares of common stock pursuant to the exercise of a warrant to purchase 35,363 shares of common stock to our Chief Executive Officer at an exercise price per share of $3.66. The aggregate cash consideration received for this issuance was approximately $129,429.

No underwriters were involved in the foregoing sale of securities. The issuance described above was undertaken in reliance upon the exemption from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, including Rule 506 of the Securities Act. The recipient of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictions were set out in the applicable agreements issued in this transaction. The recipient had adequate access, through their relationships with us, to information about us.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in this report. The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future and interim results are not necessarily indicative of results to be expected for the full year.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Contract revenue	$11,175	$41,773	$26,061	$19,970	$18,512
Operating expenses:
Research and development	95,598	73,999	40,228	30,110	23,484
General and administrative	41,903	17,122	12,406	9,646	6,992
Total operating expenses	137,501	91,121	52,634	39,756	30,476
Loss from operations	(126,326)	(49,348)	(26,573)	(19,786)	(11,964)
Interest expense	(2,855)	(2,320)	(699)	(397)	(1,331)
Change in warrant and derivative liabilities	1,928	(19,859)	(19)	—	—
Other income, net	1,635	300	198	7	183
Net loss	$(125,618)	$(71,227)	$(27,093)	$(20,176)	$(13,112)
Net loss per share - basic and diluted	$(3.17)	$(3.00)	$(1.49)	$(1.42)	$(33.83)
Shares used to compute net loss per share - basic and diluted	39,645,635	23,707,063	18,147,986	14,210,098	387,547

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$164,791	$145,876	$58,731	$63,679	$10,738
Working capital	141,503	140,635	56,800	63,917	8,852
Total assets	197,071	163,925	66,863	70,322	20,758
Notes payable	21,957	25,277	14,536	—	6,687
Convertible preferred stock	—	—	—	—	132,278
Accumulated deficit	(372,838)	(247,220)	(175,993)	(148,900)	(128,724)
Total stockholders' equity (deficit)	121,962	106,735	43,159	64,613	(124,576)

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

Overview

We are a late-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of innovative antibacterial treatments against multi-drug resistant (“MDR”) gram-negative infections. We are developing plazomicin, our lead product candidate, for the treatment of serious bacterial infections, including complicated urinary tract infection (“cUTI”), blood stream infections (“BSI”) and other infections due to MDR Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). In 2013, the Centers for Disease Control and Prevention (“CDC”) identified CRE as a “nightmare bacteria” and an immediate public health threat that requires “urgent and aggressive action” and in 2017 the World Health Organization (“WHO”) identified CRE as a Global Priority 1 Pathogen: Critical Need for Research and Development of New Antibiotics. Our second antibacterial candidate is C-Scape, an orally-administered combination of clavulanate and ceftibuten, which targets serious bacterial infections due to expanded spectrum beta-lactamases (“ESBL”) producing Enterobacteriaceae. In 2017, the WHO identified ESBL as a Global Priority 1 Pathogen: Critical Need for Research and Development of New Antibiotics. We also have other programs in early and late preclinical stages focused on other MDR gram-negative infections and additional disease areas.

On January 2, 2018, we announced the acceptance of a New Drug Application (“NDA”) for substantive review to the U.S. Food and Drug Administration (“FDA”) for plazomicin, seeking approval to treat complicated urinary tract infections (“cUTI”), including acute pyelonephritis (“AP”) and bloodstream infections (“BSI”) due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options. The NDA is supported by data from two Phase 3 clinical trials, EPIC (Evaluating Plazomicin In cUTI) and CARE (Combating Antibiotic Resistant Enterobacteriaceae). The FDA has accepted review of the NDA and has granted the NDA Priority Review as well as set a Prescription Drug User Fee Act (“PDUFA”) target action date of June 25, 2018. We expect a commercial launch of plazomicin in the United States in 2018, if our NDA is approved. We also intend to submit an application for marketing authorization (“MAA”) in the European Union (“EU”) in 2018.

On May 23, 2017, we announced that the FDA granted Breakthrough Therapy designation (“BTD”) for plazomicin for the treatment of BSI caused by certain Enterobacteriaceae in patients who have limited or no alternative treatment options. BTD was created by the FDA to expedite the development and review of drugs that target serious or life-threatening conditions. Plazomicin has also received Qualified Infectious Disease Product (“QIDP”) designation from the FDA, which provides incentives for the development of new antibiotics, including priority review and an extension by an additional five years of any existing non-patent market exclusivity the product may be awarded upon approval. We have global commercialization rights to plazomicin, which has patent protection in the United States estimated from 2030 to 2032.

Plazomicin has been evaluated in two Phase 3 clinical trials, entitled EPIC and CARE. The EPIC study was a Phase 3 trial of plazomicin for the treatment of patients with cUTI and AP and enrolled 609 patients. In the EPIC trial, plazomicin successfully met the objective of non-inferiority compared to meropenem for the FDA-specified primary efficacy endpoints, and achieved superiority for the primary efficacy endpoints specified by the European Medicines Agency (“EMA”). Results for the FDA pre-specified composite endpoint of clinical cure and microbiological eradication in the microbiological modified intent-to-treat (“mMITT”) population at Day 5 achieved statistical non-inferiority, and outcomes at the Test-of-Cure (Day ~17) statistically favored plazomicin. Results for EMA-specified endpoints of microbiological eradication at the test-of-cure visit achieved statistical superiority in both the mMITT and microbiologically evaluable (“ME”) populations. Plazomicin was also generally well tolerated with no new safety concerns identified in the EPIC trial.

The CARE study was a Phase 3 resistant pathogen trial designed to evaluate the efficacy and safety of plazomicin in patients with serious bacterial infections due to CRE.  The CARE trial enrolled 69 patients, comprised of 39 patients enrolled in Cohort 1, comparing plazomicin to colistin-based therapy in patients with BSI or pneumonia due to CRE, and 30 patients in Cohort 2, a single arm cohort of plazomicin treatment in patients with serious infections due to CRE who were not eligible for Cohort 1. In Cohort 1 of the CARE trial, a lower rate of mortality at Day 28 or serious disease-related complications was observed for plazomicin compared with colistin therapy. The safety profile of plazomicin was favorable to that of colistin in critically ill patients in the CARE trial.

According to government agencies and physician groups, including the CDC, the Infectious Disease Society of America, and the WHO, one of the greatest needs for new antibiotics is to treat MDR Enterobacteriaceae, including ESBL producing isolates and CRE. CRE leads to mortality rates of up to 50% in patients with BSI. We estimate that there were approximately 180,000 cases of CRE infections in the United States and five major markets in the EU in 2016 including France, Germany, Italy, Spain and the United Kingdom, which we refer to as the EU 5. Based on the significant increase in resistance rates in recent years, we anticipate CRE will continue to spread and remain a major health problem. Governments, in collaboration with the private sector, have begun to respond by advancing regulatory reform and economic incentives to spur development of new antibiotics.

Plazomicin is a novel intravenous aminoglycoside antibiotic. Aminoglycosides have been used successfully for the treatment of serious infections for more than 50 years. However, clinical resistance to currently marketed aminoglycosides has increasingly limited their utility. We developed plazomicin by chemically modifying sisomicin, a naturally occurring aminoglycoside, in order to overcome common aminoglycoside resistance mechanisms. In MDR Enterobacteriaceae, including ESBL-producing isolates and CRE, plazomicin remains active where most other antibiotics, including commercially available aminoglycosides, have limited potency due to resistance.

We also recently announced positive Phase 1 top-line results for our orally-administered antibacterial candidate, C-Scape, which is a combination of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved β-lactamase inhibitor. We believe that C-Scape has the potential to address a serious unmet need for an effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. The Phase 1 top-line results demonstrated that, in healthy subjects, C-Scape was well tolerated across all doses studied, with no drug-drug interactions observed between the previously approved compounds when dosed in combination. These results are supportive of further evaluation and we currently plan to initiate a single pivotal Phase 3 study in patients with cUTI, including AP, who are suitable for treatment with oral antibiotics, in 2018. Our C-Scape program is funded in part by a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for up to $18.0 million, of which $12.0 million is committed.

The C-Scape drug combination was granted QIDP designation by the FDA for the treatment of cUTI, including AP, in January 2017. We currently plan to leverage a 505(b)(2) regulatory path to support the potential initiation of a single pivotal phase 3 trial in 2018.

Our research and development pipeline includes small molecule and antibody programs that target gram-negative pathogens as well as other disease areas. These programs include our collaboration with the Bill & Melinda Gates Foundation which provides for up to $20.5 million in grant funding and equity investments, of which $13.2 million in funding has been provided, to further develop our antibody platform and discover monoclonal antibody candidates against gram-negative bacteria, including those that cause neonatal sepsis.

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

Revenue Recognition

We recognize revenue when: (i) evidence of an arrangement exists, (ii) fees are fixed or determinable, (iii) services have been delivered, and (iv) collectability is reasonably assured. We currently generate revenue from funding pursuant to government contracts and a non-profit foundation grant. Our government contracts provide us with payments for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from these government contracts are recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the government contracts have been met.

Funds received from third parties under contract or grant arrangements are recorded as revenue if we are deemed to be the principal participant in the arrangements because the activities under the contracts or grants are part of our development programs. If we are not the principal participant, the funds from contracts or grants are recorded as a reduction to research and development expense. Contract funds received are not refundable and are recognized when the related qualified research and development costs are incurred and when there is reasonable assurance that the funds will be received. Funds received in advance are recorded as deferred revenue. Management has determined that we are the principal participant under our government contract arrangements and non-profit grant agreement, and accordingly, we record amounts earned under the arrangements as revenue.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include certain payroll and personnel expenses, laboratory supplies, consulting costs, external contract research and development expenses, and allocated overhead, including rent, equipment depreciation, and utilities and relate to both programs sponsored by us as well as costs incurred pursuant to collaboration agreements, non-profit grants and government contracts. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities on our behalf are deferred and expensed as the goods are delivered or the related services are performed.

For certain research and development services where we have not yet been invoiced or otherwise notified of actual cost from the third-party contracted service providers, we are required to estimate the extent of the services that have been performed on our behalf and the associated costs incurred at each reporting period. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include services from:

•	contract research organizations (“CROs”) and other service providers in connection with clinical studies;
•	contract manufacturers in connection with the production of clinical trial materials; and
•	vendors in connection with preclinical development activities.

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

Warrant Liability

We have warrants outstanding to purchase shares of common stock. The fair value of the warrants outstanding in connection with the Private Placement is classified as a liability on our consolidated balance sheets as the warrants contain certain material terms which require us to settle the warrants, in a case of certain change of control transactions, for cash equal to the estimated fair value, determined by the Black-Scholes.

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

Redeemable Common Stock

We have redeemable common stock which is considered to be temporary equity and is therefore presented as a mezzanine section between liabilities and equity on our consolidated balance sheet. Subsequent adjustment of the amount presented in temporary equity is required only if we estimate that it is probable that the instrument will become redeemable.

Financial Overview and Results of Operations

General

We have not generated net income from operations and, at December 31, 2017, we had an accumulated deficit of $372.8 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, our current revenue is generated solely from research and development funding pursuant to government and non-profit foundation contracts. Our product candidates are still in clinical and preclinical development and may never be successfully developed or commercialized. Other than the contract revenue from government and non-profit foundation funding, we do not expect to derive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products, which we do not expect will occur before 2018, if at all, or until such time that we potentially enter into collaboration agreements with third parties for the development and commercialization of such product candidates. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future, and there can be no assurance that we will ever generate significant revenue or profits.

Contract Revenue

Our contract revenue represents services performed for the development of our product candidates under non-profit foundation and U.S. government contracts (collectively, the “Revenue Contracts”). For the years ended December 31, 2017, 2016 and 2015, contract revenue was $11.2 million, $41.8 million and $26.1 million, respectively. We have derived all of our revenue to date from funding provided under the Revenue Contracts in connection with the development of our product candidates.

Bill & Melinda Gates Foundation

In May 2017, we entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis. The Gates Foundation awarded up to approximately $10.5 million in grant funding over a three-year research term, of which, approximately $3.2 million of funding was received in May 2017 and $2.1 million remains as of December 31, 2017.

For the year ended December 31, 2017, total revenue recognized under the Gates Foundation contract was $1.1 million. We did not recognize any revenue from the Gates Foundation in 2016 and 2015.

BARDA

We have received funding for our lead product candidate, plazomicin, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract (the “BARDA-plazo Contract”) provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under our BARDA contract is $124.3 million, including $20.0 million for Option 3, exercised by BARDA on May 26, 2016. The exercised Option 3 funding relates to the support of our Phase 3 EPIC study and the preparation and submission of an NDA to the FDA. In addition, in April 2017, BARDA modified Option 1 to allow for an additional $0.5 million of contract funding. Through December 31, 2017, the total committed amount of $124.3 million under the BARDA Contract has been recorded as revenue.

In September 2017, BARDA awarded us funding to support the development, including Phase 1 and Phase 3 clinical studies and manufacturing and analytical testing, of C-Scape (“BARDA C-Scape Contract”). This contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under this contract is $12.0 million, including subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. Through December 31, 2017, a total of $1.0 million was recorded as revenue under this BARDA contract, with $11.0 million of funding remaining.

For the years ended December 31, 2017, 2016 and 2015, total revenue recognized under these contracts was $8.7 million, $39.5 million, and $17.6 million, respectively, of which $1.0 million and $11.7 million were included in contracts receivable at December 31, 2017 and  2016, respectively.

NIAID

In July 2014, we were awarded a one-year, $0.4 million grant by NIAID to conduct discovery research on novel antibiotics targeting gram-negative bacteria. The contract was subsequently modified to extend through July 31, 2016.

In July 2015, we were awarded a contract by NIAID for $1.5 million through June 30, 2016, with total funding of up to $4.5 million available if all options are exercised under the contract. In January 2016, an additional committed funding of $0.5 million was added to the awarded funding and in April 2016, NIAID modified the contract to exercise an option which increased the total contract committed funding to $4.4 million. In April 2017, NIAID modified the contract to add committed funding of $0.3 million to the first option, bringing the total committed funding to $4.7 million. In June 2017, NIAID modified the contract to exercise the second option of $0.6 million and extended performance through August 2018, bringing the total committed funding to $5.3 million, of which $0.4 million remains available. We do not expect to recognize additional revenues under this contract in future periods

For the years ended December 31, 2017, 2016 and 2015, we recognized revenue under the NIAID Contracts of $1.3 million, $2.3 million and $1.4 million, respectively, of which $0.2 million and $0.5 million were included in contracts receivable at December 31, 2017 and  2016, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, we recognized revenue under the DTRA Contract of zero, zero and $7.1 million, respectively.

Research and Development Expenses

For the years ended December 31, 2017, 2016 and 2015, research and development expenses were $95.6 million, $74.0 million and $40.2 million, respectively. Research and development expenses consist primarily of costs associated with research, discovery and preclinical studies of potential new drug compounds, plus product development efforts related to clinical trials and materials manufacturing processes. Research and development costs are expensed as incurred and include the following:

•	expenses incurred under agreements with CROs, investigative sites, and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	employee and consultant-related expenses, which include salaries, benefits, stock-based compensation and consulting fees;

•	third-party supplier expenses including the cost of acquiring and manufacturing clinical trial, pre-approval commercial supply and other materials; and
•

facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization or depreciation of leasehold improvements, equipment and laboratory supplies and other expenses.

Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as an expense as the goods are delivered or the related services are performed. Prior to the approval of plazomicin, all commercial manufacturing of inventory has been recognized as research and development expense.

We expect to continue to incur substantial expenses for the foreseeable future related to our research and development activities as we continue research programs and the development of our product candidates. Further, we expect to continue to incur substantial research and development expenses in the future as we continue to support plazomicin, C-Scape development and our pre-clinical pipeline.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, finance, audit and tax services, IT software, projects and services, commercialization activities, rent and other general operating expenses not otherwise included in research and development. For the years ended December 31, 2017, 2016 and 2015, general and administrative expenses were $41.9 million, $17.1 million and $12.4 million, respectively. We anticipate general and administrative expenses will continue to increase in future periods, reflecting an expanding infrastructure in preparation for commercialization of plazomicin, if approved.

Comparison of Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Contract revenue	$11,175	$41,773	$(30,598)
Operating expenses:
Research and development	95,598	73,999	21,599
General and administrative	41,903	17,122	24,781
Loss from operations	(126,326)	(49,348)	(76,978)
Interest expense	(2,855)	(2,320)	(535)
Change in warrant and derivative liabilities	1,928	(19,859)	21,787
Other income, net	1,635	300	1,335
Net loss	$(125,618)	$(71,227)	$(54,391)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue decreased $30.6 million to $11.2 million for the year ended December 31, 2017 from $41.8 million for the year ended December 31, 2016. This decrease was primarily due to lower BARDA contract revenues.

Research and Development Expenses

Research and development expenses increased $21.6 million to $95.6 million for the year ended December 31, 2017 from $74.0 million for the comparable period in 2016. This was primarily due to increases of $26.0 million in personnel and facility related costs as net headcount increased by 77 employees in our research and development organization since 2016, $4.3 million for stock compensation expense, of which $0.7 million of expense related to equity awards held by our former Chief Medical Officer that were modified in connection with his resignation in March 2017, $7.1 million in external expenses related to C-Scape, mainly attributable to costs for our Phase 1 study, $0.4 million in external non-clinical costs for other research programs, partially offset by a decrease of $11.9 million in the external expenses related to our plazomicin program, mainly attributable to the completion of the Phase 3 studies.

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

The following table illustrates the components of our research and development expenses during the periods indicated:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Research and development expenses by program:
Plazomicin program	$58,898	$57,818	$1,080
C-Scape program	16,866	1,755	15,111
Other research programs	19,834	14,426	5,408
Total research and development expenses	$95,598	$73,999	$21,599

General and Administrative Expenses

General and administrative expenses increased $24.8 million to $41.9 million for the year ended December 31, 2017 from $17.1 million for the comparable period in 2016. The increase in general and administrative expenses was primarily due to an increase of $15.9 million in personnel and facility related costs, including $4.8 million for stock compensation expense, as net headcount increased by 36 employees, an increase of $4.6 million in costs to prepare for commercialization of plazomicin and $4.3 million in consulting and professional fees.

Interest Expense

Interest expense increased $0.5 million to $2.9 million for the year ended December 31, 2017 from $2.3 million for the year ended December 31, 2016. The increase was a result of the full year effect of borrowing and the additional $10.0 million of borrowings under our former loan and security agreement with Solar Capital in June 2016.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities increased $21.8 million to a $1.9 million gain for the year ended December 31, 2017 from $19.9 million in expense for the year ended December 31, 2016.  The increase is primarily due to the change in the estimated fair value of the warrant liability, which decreased mainly due to the change in our stock price.

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

Research and Development Expenses

Research and development expenses increased $33.8 million to $74.0 million for the year ended December 31, 2016 from $40.2 million for the comparable period in 2015. This was primarily due to increases of $20.4 million in the external expenses related to our plazomicin program, mainly attributable to the Phase 3 EPIC trial of plazomicin, $5.9 million in consulting and non-clinical costs for research programs other than plazomicin, including $2.2 million for license fees under a collaboration and license agreement for our early research program, and $7.5 million in personnel and overhead related costs as headcount increased in our research and development organization since 2015.

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

Interest Expense

Interest expense increased $1.6 million to $2.3 million for the year ended December 31, 2016 from $0.7 million for the year ended December 31, 2015. The increase was a result of the full year effect of borrowing and the additional $10.0 million of borrowings under our former loan and security agreement with Solar Capital in June 2016.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities increased $19.8 million for the year ended December 31, 2016 from zero for the year ended December 31, 2015. The increase is primarily due to the change in the estimated fair value of the warrant liability, which increased due to the increase in the price of our common stock.

Liquidity and Capital Resources

Since our inception, we have financed our operations with the proceeds from our IPO of our common stock, proceeds from the underwritten public offering of our common stock, proceeds from sales of our common stock through the use of our ATM equity offering program, funding under our contracts with U.S. government agencies and non-profit foundations, private placements of our equity securities and certain debt related financing arrangements. In addition, we have historically received funding provided under U.S. government contracts and non-profit foundations in connection with the development of our product candidates.

Our plazomicin and C-Scape programs have been funded in part with contracts from BARDA. Our other programs are currently funded primarily with company funds. Historically, our preclinical programs have received funding support from organizations such as the Gates Foundation, the National Institutes of Health, the U.S. Department of Defense, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.

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

On April 7, 2015, we filed a Registration Statement on Form S-3 (File No. 333-203282), declared effective by the Securities and Exchange Commission on April 21, 2015 (the “Shelf Registration Statement”), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in “at the market” offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “Sales Agreement”) on April 7, 2015. Through the date of this report, we have sold 3,250,003 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $9.23 per share for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.3 million. No shares remain available for sale under the Sales Agreement as of the date of this report.

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

On December 19, 2016, we completed an underwritten public offering of common stock made under a prospectus supplement and related prospectus pursuant to the Shelf Registration Statement. This offering resulted in the sale of 7,475,000 shares, at a price of $13.50 per share to the public, including the full exercise of the underwriter’s option to purchase an additional 975,000 shares of common stock.  We received net proceeds from the offering of $94.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses. As of December 31, 2017, approximately $43.8 million in securities remained unissued under the Shelf Registration Statement.

On May 4, 2017, we entered into the Grant Agreement with the Gates Foundation and were awarded up to approximately $10.5 million in grant funding over a three-year research term, of which approximately $3.2 million of committed funding was received in May 2017. Concurrently with the Grant Agreement, we entered into a Common Stock Purchase Agreement with the Gates Foundation, pursuant to which we agreed to sell 407,331 shares of our contingently redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds to us of $10.0 million.

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

In September 2017, we were awarded a C-Scape Contract valued at up to $18.0 million in grant funding from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million.

On February 26, 2018, we entered into a new loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $50.0 million, $20.9 million of which was used to repay our loan with Solar Capital Ltd., $4.1 million of which was provided to us on February 26, 2018 and $25.0 million of which remains available for borrowing.

On February 27, 2018, we filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, we filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of our common stock in ATM offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”) on February 27, 2018.

At December 31, 2017, we had working capital of $141.5 million and unrestricted cash, cash equivalents and short-term investments of $164.8 million.

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

We perform all of our manufacturing in conjunction with third parties. Additionally, we currently utilize third-party CROs to carry out our clinical development and are building a sales organization in preparation for commercial launch of plazomicin expected in 2018, if our NDA is approved by the PDUFA date. We will need substantial additional funding to support our operating activities and adequate funding may not be available to us on acceptable terms, or at all.

Plan of Operations and Future Funding Requirements

We expect to incur substantial expenditures in the foreseeable future for research, development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our clinical development of plazomicin and C-Scape, the advancement of our research and development programs and the preparation for commercialization of plazomicin. Management expects that, based on its current operating plans, our existing cash, cash equivalents and short-term investments will enable us to fund our current planned operations for at least the next twelve months from the issuance date of this report.

We anticipate that we will need to raise substantial additional financing in the future to fund our operations, including enabling us to commercially launch plazomicin. We may obtain additional financing through public or private equity offerings, debt financings, a credit facility, government contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available to us on acceptable terms, if at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Silicon Valley Bank and our pledge to Silicon Valley Bank of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Silicon Valley Bank with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies.

The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from approved products like plazomicin (when approved);
•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin and C-Scape;
•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay to support therapeutic drug monitoring;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including any supplemental applications relating to our NDA for plazomicin;
•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;
•	the emergence of competing technologies and other adverse market developments;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion, and costs of manufacturing our product candidates;
•	our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts; and
•	the costs associated with being a public company.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(95,255)	$(46,903)	$(21,088)
Investing activities	468	10,368	5,232
Financing activities	130,411	135,462	17,262
Net increase in cash, cash equivalents and restricted cash	$35,624	$98,927	$1,406

Operating Activities

Net cash used in operating activities was $95.3 million, $46.9 million and $21.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The primary use of cash was to fund our operations related to the research and development of our product candidates and to prepare for commercialization of plazomicin. Our net loss from operations in the year ended December 31, 2017 of $125.6 million was adjusted by a non-cash charge of $1.9 million for the change of the warrant and derivative liabilities, $0.2 million for amortization of discount on short-term investments, and partially offset by non-cash charges of $1.3 million  for depreciation and amortization, $0.8 million for non-cash interest expense, $14.2 million for stock-based compensation, and a change in net operating assets and liabilities of $16.1 million. The change in net operating assets and liabilities was primarily due to a decrease in contract receivable, partially offset by an increase in prepaid expenses and other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for plazomicin, an increase in accounts payable and accrued liabilities and deferred revenue, as a result of the Advance Funds received under the grant agreement with the Gates Foundation

Cash used for the year ended December 31, 2016 is primarily comprised of our net loss of $71.2 million, partially offset non-cash charges of $19.9 million for the change of the warrant and derivative liabilities, $0.4 million for depreciation and amortization, $0.3 million for amortization of premium on short-term investments, $0.7 million for non-cash interest expense, $3.8 million for stock-based compensation, and a change in net operating assets and liabilities of $0.9 million. The change in net operating assets and liabilities was primarily due to an increase in contract receivable, prepaid expenses and other assets and other liabilities partially offset by an increase in accounts payable and accrued liabilities, as a result of costs for our ongoing Phase 3 EPIC trial and the timing of our payments.

Cash used for the year ended December 31, 2015 is primarily comprised of our net loss of $27.1 million, partially offset by non-cash charges for stock-based compensation expense, depreciation and amortization expense, amortization of premium on short-term investments and non-cash interest expense of $4.2 million and a net change in operating assets and liabilities of $1.8 million.

Investing Activities

Net cash provided by investing activities was $0.5 million for the year ended December 31, 2017 and consisted primarily of maturities of short-term investments of $129.4 million, partially offset by purchases of short-term securities of $121.8 million and purchases of property and equipment of $7.1 million.

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

Financing Activities

Net cash provided by financing activities was $130.4 million for the year ended December 31, 2017. The net cash provided by financing activities during the year ended December 31, 2017 includes $121.2 million of net proceeds, after deducting the underwriting discounts and commissions, from an underwritten public offering of our common stock in May 2017, approximately $10.0 million of gross proceeds from the sale of contingently redeemable common stock to the Gates Foundation in May 2017, $0.4 million of proceeds from the exercise of certain warrants issued from the Private Placement, and $3.0 million from issuance of common stock pursuant to our equity incentive plans, partially offset by a $4.2 million principal repayment on the former term loan provided by Solar Capital Ltd.

Net cash provided by financing activities amounted to $135.5 million for the year ended December 31, 2016. The net cash provided by financing activities during the year ended December 31, 2016 includes $94.9 million of net proceeds, after deducting the underwriting discounts and commissions, from an underwritten public offering of our common stock in December 2016, $25.1 million for the sale of common stock and warrants to purchase common stock from the Private Placement in June 2016, $10.0 million from the former term loan provided by Solar Capital Ltd. in June 2016, $3.8 million through ATM offerings in which Cowen and Company, LLC acted as sales agent, $1.2 million of proceeds from the exercise of certain warrants issued under the Private Placement, and $0.5 million from the issuance of common stock pursuant to our equity incentive plans.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Long-term debt obligations (2)	22,833	12,500	10,333	-	-
Contract manufacturing obligations (3)	20,722	17,829	2,893	-	-
Purchase obligations (4)	1,341	1,341	-	-	-
Lease obligations (5)	68,949	4,028	12,619	13,522	38,780
Total	113,845	35,698	25,845	13,522	38,780

(1) Pursuant to the Loan and Security Agreement with Solar Capital, we entered into a Success Fee Agreement with Solar Capital under which we agreed to pay Solar Capital $1.0 million (the “Success Fee”) if we obtain FDA approval to market plazomicin. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained, provided such approval is obtained prior to August 5, 2025.  This potential payment has been excluded from the table above due to the uncertainty of the occurrence and/or timing of such approval.

(2) The long-term debt obligation is comprised of a Loan and Security Agreement that was executed in August 2015 and repaid in February 2018.

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

Loan and Security Agreement & Success Fee Agreement

On August 5, 2015, we entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. (the “Lender”) pursuant to which the Lender agreed to make available to us term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019. An initial $15.0 million term loan was funded at closing on August 5, 2015, and a second $10.0 million term loan was funded on June 20, 2016. Borrowings under the term loans bore interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. We were required to make interest-only payments on the term loans through August 2017, and beginning on September 1, 2017 we were required to make monthly payments of interest plus equal monthly payments of principal over a term of 24 months. The Loan Agreement required collateral by a security interest in all of our assets except intellectual property (which is subject to a negative pledge) and contained customary affirmative and negative covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 4% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There were no financial covenants attached to the loan. The Loan Agreement included a closing fee of $250,000 which was paid at closing, and we are obligated to pay a fee equal to 8% of the term loans funded upon the earliest to occur of the maturity date, the acceleration of the term loans or the voluntary prepayment of the term loans. The cost of these fees is being amortized as interest expense over the term of the loan using the effective-interest method. We may voluntarily prepay all, but not less than all, of the outstanding term loans. The Loan Agreement contained customary representations, warranties and covenants. In addition, the Loan Agreement contained customary events of default that entitle the Lender to cause our indebtedness under the Loan Agreement to become immediately due and payable. We terminated the Loan Agreement on February 26, 2018 in connection with entering into a new loan and security agreement with Silicon Valley Bank. See item “9B. Other Information” for more information regarding our loan and security agreement with Silicon Valley Bank.

On August 5, 2015, pursuant to the Loan Agreement, we entered into a Success Fee Agreement with the Lender under which we agreed to pay the Lender $1.0 million if we obtain FDA approval to market plazomicin. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The fair value of the Success Fee at the date of issuance of approximately $356,000 was recorded as a debt discount and is being amortized as interest expense over the term of the loan using the effective-interest method. The Success Fee Agreement remains outstanding even though we have terminated the Loan Agreement.

Contract Manufacturing Obligations

In March 2017, we entered into a commercial validation and manufacturing agreement (the “Commercial Manufacturing Agreement”) with Hovione Limited (“Hovione”).  Under the Commercial Manufacturing Agreement, Hovione has agreed to complete the validation program to validate and scale up our technology to manufacture the active pharmaceutical ingredient for plazomicin (the “Product”) and supply the Product to us. The Commercial Manufacturing Agreement has an initial term of seven years after the first delivery of the Product.

In connection with the Commercial Manufacturing Agreement, we executed certain work plans to carry out the validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans include certain terms that require us to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of December 31, 2017, $9.5 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $23.7 million.

Lease Obligations

In August 2016, we entered into a non-cancelable agreement (the "Lease") to lease 47,118 square feet of office, laboratory and research and development space (the “Original Space”) for our new principal executive offices in South San Francisco. In July 2017, we entered into an amendment (the “Lease Amendment”) to lease an additional 51,866 square feet of space (the “Expansion Space”) for a total of 98,984 square feet (the “Premises”). The Lease commenced in March 2017, after the substantial completion of certain improvements (“Tenant Improvements”) required under the Lease and we moved into the Original Space in April 2017.  The lease for 18,888 square feet of the Expansion Space commenced in August 2017 and the remainder is expected to begin by the end of the second quarter 2018. The lease term for the Premises is through January 31, 2028 (the “Lease Term”)

and contains an option to extend the Lease Term for an additional 5 years. Base rent for the first year for the Original Space is approximately $2.9 Million. The base rent increases approximately 3.5% in each subsequent year of the Lease Term. The Lease also provides for rent abatement of approximately $1.8 million and $2.0 million for the first year of the Lease Term for the Original Space and Expansion Space, respectively.

We have a one-time improvement allowance of $5.7 million for the Tenant Improvements (the "Original Allowance"). The Landlord disbursed the Original Allowance for the Tenant Improvement on our behalf. At our election, we are also entitled to an additional improvements allowance of $0.9 million (“Original Additional Allowance”). Effective August 17, 2017, we elected to use the Original Additional Allowance and the base rent was increased by an aggregate of $1.7 million over the Lease Term. As of December 31, 2017, we have recorded $6.6 million within leasehold improvements under property, plant and equipment, net in the condensed consolidated balance sheet related to costs incurred under the Original Allowance and the Original Additional Allowance. The Lease Amendment provides for a one-time improvement allowance of $1.0 million for certain tenant improvements and, at our election, we are also entitled to an additional improvements allowance of $1.5 million (“Expansion Additional Allowance”). In the event we elect to use the Expansion Additional Allowance, the base rent will be increased as calculated in the Lease Amendment.

Pursuant to the Lease Amendment, the Company holds the option to pay the balance of the Original Additional Allowance and Expansion Additional Allowance in full any time within the first 36 months of the Lease Term. Further, the Company had deposits of $0.5 million and $0.4 million included in long-term restricted cash as of December 31, 2017 and 2016, respectively, restricted from withdrawal and held in a money market account with one of the Company’s financial institutions in the form of collateral for a letter of credit held as security for the Lease and Lease Amendment.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for us in fiscal year 2019. Early adoption is permitted. We are currently assessing the potential effects of this ASU on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This ASU defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. We expect to adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. We have completed our assessment and determined that our government contracts and non-profit foundation grant are not in scope of ASC 606 and there is no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This ASU will be effective for fiscal years beginning after December 15, 2016, including interim periods. We adopted this ASU effective January 1, 2017 and elected to account for forfeitures on an estimated basis. The adoption had no impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award requires us to apply modification accounting. This ASU will be effective for us in annual reporting periods, including interim reporting periods, beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the potential effects of this ASU on our consolidated financial statements.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2017, we had unrestricted cash, cash equivalents and short-term investments of $164.8 million consisting of bank deposits, cash, commercial paper, cash repurchase agreement investments, money market funds deposited in highly rated financial institutions in the United States and corporate debt securities of institutions with investment grade credit ratings. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2017, would have potentially declined by approximately $0.1 million. We actively monitor changes in interest rates.

We contract for the conduct of certain clinical development and manufacturing activities with vendors outside the United States. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements. For the year ended December 31, 2017, a 1% movement in foreign exchange rates would not be material to us.

We do not believe that inflation or fluctuations in foreign exchange rates had a significant impact on our results of operations for any periods presented in our financial statements.

Item 8.  Financial Statements and Supplementary Data.

Achaogen, Inc.

Index to Consolidated Financial Statements

Years Ended December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Achaogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achaogen, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, contingently redeemable common stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2011.

Redwood City, California

February 27, 2018

Achaogen, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$145,219	$118,964
Short-term investments	19,572	26,912
Contracts receivable	1,357	12,151
Prepaids and other current assets	6,367	2,189
Restricted cash	5,891	127
Total current assets	178,406	160,343
Property and equipment, net	14,810	3,261
Restricted cash	3,855	250
Deposit and other assets	—	71
Total assets	$197,071	$163,925
Liabilities, contingently redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,862	$5,739
Accrued liabilities	15,441	9,698
Loan payable, current portion	12,500	4,167
Deferred revenue	2,100	—
Other current liabilities	—	104
Total current liabilities	36,903	19,708
Loan payable, long-term	9,457	21,110
Warrant liability	9,774	13,874
Derivative liability	686	602
Deferred rent	8,289	1,896
Total liabilities	65,109	57,190
Commitments and contingencies (Note 7)
Contingently redeemable common stock (Note 11)	10,000	—
Stockholders' equity
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2017 and December 31, 2016; 42,515,015 and 35,638,052 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	42	35
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Additional paid-in-capital	494,758	353,927
Accumulated deficit	(372,838)	(247,220)
Accumulated other comprehensive loss	—	(7)
Total stockholders’ equity	121,962	106,735
Total liabilities, contingently redeemable common stock and stockholders’ equity	$197,071	$163,925

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	Year Ended
	December 31,
	2017	2016	2015
Contract revenue	$11,175	$41,773	$26,061
Operating expenses
Research and development	95,598	73,999	40,228
General and administrative	41,903	17,122	12,406
Total operating expenses	137,501	91,121	52,634
Loss from operations	(126,326)	(49,348)	(26,573)
Interest expense	(2,855)	(2,320)	(699)
Change in warrant and derivative liabilities	1,928	(19,859)	(19)
Other income, net	1,635	300	198
Net loss	$(125,618)	$(71,227)	$(27,093)
Basic and diluted net loss per common share	$(3.17)	$(3.00)	$(1.49)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	39,645,635	23,707,063	18,147,986

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Net loss	$(125,618)	$(71,227)	$(27,093)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	7	41	(16)
Total comprehensive loss	$(125,611)	$(71,186)	$(27,109)

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Consolidated Statements of Contingently Redeemable Common Stock and Stockholders’ Equity

(in thousands except for share amounts)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	17,907,135	18	213,527	(148,900)	(32)	64,613
Issuance of common stock under "at-the-market"equity offering sales agreement, less issuance costs	—	—	197,838	—	1,319	—	—	1,319
Issuance of common stock under stock plans	—	—	228,504	—	1,053	—	—	1,053
Issuance of common stock under ESPP	—	—	61,742	—	300	—	—	300
Stock-based compensation expense	—	—	—	—	2,983	—	—	2,983
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(27,093)	—	(27,093)
Balance at December 31, 2015	—	—	18,395,219	18	219,182	(175,993)	(48)	43,159
Issuance of common stock under "at-the-market" equity offering sales agreement, less issuance costs	—	—	907,711	1	3,826	—	—	3,827
Issuance of common stock under stock plans	—	—	103,912	—	65	—	—	65
Issuance of common stock under ESPP	—	—	145,724	—	401	—	—	401
Issuance of common stock upon an underwritten public offering, net of issuance costs	—	—	7,475,000	7	94,540	—	—	94,547
Issuance of common stock upon sale of common stock under the private placement, net of issuance costs	—	—	7,999,996	8	22,579	—	—	22,587
Issuance of common stock upon exercise of warrants	—	—	610,490	1	9,487	—	—	9,488
Stock-based compensation expense	—	—	—	—	3,847	—	—	3,847
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	41	41
Net loss	—	—	—	—	—	(71,227)	—	(71,227)
Balance at December 31, 2016	—	—	35,638,052	35	353,927	(247,220)	(7)	106,735
Issuance of contingently redeemable common stock under private placement	407,331	10,000	—	—	—	—	—	—
Issuance of common stock under stock plans	—	—	413,333	1	1,644	—	—	1,645
Issuance of common stock under ESPP	—	—	186,455	—	1,323	—	—	1,323
Issuance of common stock upon an underwritten public offering, net of issuance costs	—	—	5,750,000	6	121,186	—	—	121,192
Issuance of common stock upon exercise of warrants	—	—	119,844	—	2,506	—	—	2,506
Stock-based compensation expense	—	—	—	—	14,172	—	—	14,172
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(125,618)		(125,618)
Balance at December 31, 2017	407,331	10,000	42,107,684	42	494,758	(372,838)	—	121,962

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(125,618)	$(71,227)	$(27,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,334	441	426
Amortization of (discount) premium on short-term investments	(227)	304	500
Stock-based compensation expense	14,172	3,847	2,983
Loss on fixed asset disposition	54	—	—
Change in warrant and derivative liabilities	(1,928)	19,859	19
Non-cash interest expense relating to notes payable	847	741	302
Change in operating assets and liabilities:
Contracts receivable	10,794	(7,112)	195
Prepaids and other assets	(4,107)	(199)	(1,504)
Accounts payable and accrued liabilities	5,736	6,668	3,076
Deferred revenue	2,100	—	—
Other liabilities	1,588	(225)	8
Net cash used in operating activities	(95,255)	(46,903)	(21,088)
Cash flows from investing activities:
Purchase of property and equipment	(7,106)	(901)	(606)
Purchase of short-term investments	(121,796)	(30,961)	(41,851)
Maturities of short-term investments	129,370	42,230	47,689
Net cash provided by investing activities	468	10,368	5,232
Cash flows from financing activities:
Proceeds from underwritten public offering, net of issuance costs	121,192	94,852	—
Proceeds from issuance of contingently redeemable common stock	10,000	—	—
Proceeds from private placement, net of issuance costs	—	25,166	—
Proceeds from sales of common stock, net of issuance costs	—	3,827	1,319
Proceeds from the issuance of common stock in connection with equity incentive plans	2,968	466	1,353
Proceeds from exercise of stock warrants	418	1,151	—
Proceeds from loan payable, net of issuance costs	—	10,000	14,590
Repayment of loan payable	(4,167)	—	—
Net cash provided by financing activities	130,411	135,462	17,262
Net increase in cash, cash equivalents, and restricted cash	35,624	98,927	1,406
Cash, cash equivalents, and restricted cash at beginning of year	119,341	20,414	19,008
Cash, cash equivalents, and restricted cash at end of year	$154,965	$119,341	$20,414
Supplemental disclosures of cash flow information
Interest paid	$2,008	$1,579	$396
Supplemental disclosures of noncash investing and financing information
Reclassification of warrant liability to additional paid-in capital	$2,088	$8,337	$—
Accrued and deferred public offering issuance cost	$—	$305	$—
Issuance of derivative in connection with issuance of loan payable	$—	$—	$356
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,130
Purchases of property and equipment included in deferred rent	$4,701	$1,896

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Achaogen, Inc. (together with its consolidated subsidiary, the “Company”) is a late-stage biopharmaceutical company passionately committed to the discovery, development, and commercialization of innovative antibacterial treatments against multi-drug resistant (“MDR”) gram-negative infections.

The Company is developing plazomicin, its lead product candidate, for the treatment of bacterial infections due to MDR Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). On October 26, 2017, the Company announced the submission of a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for plazomicin, seeking approval to treat complicated urinary tract infections (“cUTI”), including acute pyelonephritis (“AP”) and bloodstream infections (“BSI”) due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options. The NDA is supported by data from two Phase 3 clinical trials, EPIC (Evaluating Plazomicin In cUTI) and CARE (Combating Antibiotic Resistant Enterobacteriaceae), which evaluated the safety and efficacy of plazomicin in patients with serious infections caused by gram-negative pathogens, including ESBL producing Enterobacteriaceae and CRE. The EPIC study was a Phase 3 trial of plazomicin for the treatment of patients with cUTI and acute pyelonephritis (“AP”). The CARE study was a Phase 3 resistant pathogen trial designed to evaluate the efficacy and safety of plazomicin in patients with serious bacterial infections due to CRE.

The Company is also developing an orally available antibacterial candidate, C-Scape, a combination of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved b-lactamase inhibitor to address a serious unmet need for effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. On January 2, 2018, the Company announced positive Phase 1 top-line results and the Company intends to initiate a single pivotal Phase 3 study in patients with cUTI, including AP, who are suitable for treatment with oral antibiotics, in 2018.

The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all its resources to identifying and developing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Reclassifications

The change in derivative liability on the consolidated statements of operations for the year ended December 31, 2015 has been reclassified to be included in the change in warrant and derivative liabilities to conform to the current year’s presentation. Such reclassifications did not impact the Company’s net loss or financial position.

The cash and cash equivalents on the condensed consolidated statements of cash flows for the year ended December 31, 2015 has been reclassified to include restricted cash to conform to the current period’s presentation. Such reclassification did not impact the Company’s net loss or financial position.

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of the Company and its subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. During 2012, the Company established a wholly owned foreign subsidiary in the United Kingdom. There have been no significant activities for this entity during the fiscal years ended December 31, 2017, 2016  and 2015.

Liquidity and Going Concern

On April 7, 2015, the Company filed a Registration Statement on Form S-3, declared effective by the SEC on April 21, 2015, covering the offering of up to $150.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. This Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of the Company’s common stock from time to time in an “at-the-

market” (“ATM”) equity offering pursuant to a sales agreement with Cowen and Company, LLC. As of December 31, 2017, the Company had sold 1,105,549 shares pursuant to its ATM equity offering program at a weighted-average price of $4.82 per share for aggregate offering proceeds of $5.3 million and aggregate net proceeds of $5.1 million, after deducting the sales commissions and offering expenses.

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

The Company has incurred losses and negative cash flows from operations every year since its inception. As of December 31, 2017, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $164.8 million and an accumulated deficit of approximately $372.8 million. Management expects that, based on its current operating plans, the Company’s existing cash, cash equivalents and short-term investments will be sufficient to fund its current planned operations for at least the next twelve months from the issuance of this report. Management plans to raise additional funds through equity or debt financing arrangements, government contracts, and/or third-party collaboration funding in the future to fund its operations, including the commercial launch of plazomicin. However, there can be no assurance that such funding sources will be available at terms acceptable to the Company or at all. If the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, contracts receivable, prepaid and other current assets, accounts payable, accrued liabilities, and other current liabilities approximate fair value due to their short-term maturities. Short-term investments consist of available-for-sale securities as of December 31, 2017 and are carried at fair value. Based upon the borrowing rates currently available to the Company for loans with similar terms, the Company believes the carrying amount of the loan payable approximates its fair value. The warrant and derivative liabilities are recorded at estimated fair value with changes in estimated fair value recorded in the Company’s statements of operations.

Cash and Cash Equivalents

Cash equivalents include only securities having an original maturity of three months or less at the time of purchase. As of December 31, 2017 and 2016, cash and cash equivalents consisted of bank deposits, cash, commercial paper, money market funds, cash repurchase agreement investments and overnight cash sweep investments in government money market funds.

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

Restricted Cash

As of December 31, 2017 and 2016, the Company had restricted cash of $9.7 million and $0.4 million, respectively. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash and cash equivalents	$145,219	$118,964	$20,287
Restricted cash, current	5,891	127	-
Restricted cash, non-current	3,855	250	127
Total cash, cash equivalents, and restricted cash	$154,965	$119,341	$20,414

In May 2017, the Company received $13.2 million of funding from the Gates Foundation from the Grant Funds and Gates Investment (see Note 1). The Letter Agreement restricts the Company’s use to expenditures that are reasonably attributable to the activities required to support the research projects funded by the Gates Foundation, including an allocation of overhead and administrative expenses. As of December 31, 2017 and 2016 the Company had $9.2 million and zero, respectively, of restricted cash related to the unspent cash provided by the Gates Foundation. The remaining restricted cash serves as collateral for the letters of credit provided as security deposits under the Company’s facility lease and expire approximately 90 days from the end of their respective lease terms. As of December 31, 2017 and 2016, the Company had $0.5 million and $0.4 million, respectively, of restricted cash, which relates to the Company’s facility leases.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker regarding resource allocation and assessing performance. The Company has one operating segment.

Customer Concentration

For the years ended December 31, 2017, 2016 and 2015, all of the Company’s revenue has been generated from funding pursuant to U.S. government contracts and a non-profit foundation grant. All contracts receivable relate to funding from U.S. government contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of December 31, 2017 and 2016, the Company has not experienced any credit losses in such accounts or investments.

Contracts Receivable

Contracts receivable represent amounts owed to the Company under certain government contracts. The Company had no amounts reserved for doubtful accounts as of December 31, 2017 and 2016, as the Company expects full collection of the receivable balances.

Property and Equipment, Net

Property and equipment consist of office equipment, laboratory equipment, and leasehold improvements and are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Maintenance and repair costs are recorded as a component of operating expenses in the Company’s consolidated statement of operations when incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. For the years ended December 31, 2017, 2016 and 2015, the Company did not have any impairment charges.

Warrant Liability

On June 3, 2016, the Company issued warrants to purchase 1,999,999 shares of its common stock in connection with the Private Placement. Each warrant has an exercise price of $3.66 per share and is exercisable for five years from the date of issuance. The Company accounts for these warrants as a liability instrument measured at estimated fair value. The initial fair value of the warrants was determined using a calibration model that involved the Black-Scholes Pricing Model ("Black-Scholes"), which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the condensed consolidated statements of operations. As of December 31, 2017, warrants to purchase 1,178,782 shares of the Company’s common stock remain outstanding and unexercised.

Contingently Redeemable Common Stock

In May 2017, the Company agreed to sell 407,331 shares of its contingently redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55 (see Note 1). Common stock with embedded redemption features that are settled at the option of the holder, are considered redeemable common stock. Redeemable common stock is considered to be temporary equity and presented in a section between liabilities and equity on the Company’s consolidated balance sheets. Subsequent adjustment of the amount presented in temporary equity is required only if the Company determines that it is probable that the instrument will become redeemable. Upon termination of the redemption features, the redeemable common stock is reclassified into equity. As of December 31, 2017, 407,331 shares of contingently redeemable common stock remain as temporary.

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

During 2017 and 2016, the Company issued stock-based option awards with market-based conditions that vest upon achievement of certain market price thresholds of the Company’s common stock. The estimated fair value for market-based stock option awards is determined using a lattice valuation model with a Monte-Carlo simulation. The model takes into consideration the historical volatility of the Company’s stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Stock-based compensation expense is recognized over the implicit service period derived from the Monte-Carlo simulation model, as applicable, but is accelerated if the market condition is achieved earlier than estimated.

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

Revenue Recognition

The Company recognizes revenue when: (i) evidence of an arrangement exists, (ii) fees are fixed or determinable, (iii) services have been delivered, and (iv) collectability is reasonably assured. The Company currently generates revenue from government contracts and a non-profit foundation grant. Government contracts provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from government contracts is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the government contracts have been met. Costs of contract revenue are recorded as a component of operating expenses in the Company’s consolidated statements of operations.

Funds received from third parties under contract or grant arrangements are recorded as revenue if the Company is deemed to be the principal participant in the arrangements because the activities under the contracts or grants are part of the Company’s development programs. If the Company is not the principal participant, the funds from contracts or grants are recorded as a reduction to research and development expense. Contract funds received are not refundable and are recognized when the related qualified research and development costs are incurred and there is reasonable assurance that the funds will be received. Funds received in advance are recorded as deferred revenue. Management has determined that the Company is the principal participant under the Company’s government contract arrangements and non-profit grant agreement, and accordingly, the Company records amounts earned under these arrangements as revenue.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include certain payroll and personnel expenses, laboratory supplies, consulting costs, external contract research and development expenses, and allocated overhead, including rent, equipment depreciation, and utilities and relate to both Company-sponsored programs as well as costs incurred pursuant to collaboration agreements, non-profit grants and government contracts. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and recognized as an expense as the goods are delivered or the related services are performed.

For certain research and development services where the Company has not yet been invoiced or otherwise notified of actual cost from the third-party contracted service providers, the Company is required to estimate the extent of the services that have been performed on the Company’s behalf and the associated costs incurred at each reporting period. The majority of the service providers invoice the Company monthly in arrears for services performed. The Company make estimates of the accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of the estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued research and development expenses include services from:

•	contract research organizations (“CROs”) and other service providers in connection with clinical studies;
•	contract manufacturers in connection with the production of clinical trial materials; and
•	vendors in connection with preclinical development activities.

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

Net Loss and Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. The Company has reported a net loss for the years ended December 31, 2017, 2016 and 2015, and diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(125,618)	$(71,227)	$(27,093)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	39,645,635	23,707,063	18,147,986
Basic and diluted net loss per common share	$(3.17)	$(3.00)	$(1.49)

The following potentially dilutive securities outstanding have been excluded from diluted net loss per share, because their effect would be antidilutive, as of December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Options to purchase common stock	4,838,598	3,540,293	2,387,337
Restricted stock units	891,232	605,052	372,024
Warrants to purchase common stock	1,196,296	1,322,754	30,024

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for the Company in fiscal year 2019. Early adoption is permitted. The Company is currently assessing the potential effects of this ASU on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This ASU defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The Company expects to adopt the new revenue standard as of January 1, 2018 using the modified retrospective method. The Company has completed its assessment and determined that its government contracts and non-profit foundation grant are not in scope of ASC 606 and there is no impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require the Company to apply modification accounting. This ASU will be effective for the Company for annual reporting periods, including interim reporting periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential effects of this ASU on its consolidated financial statements.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, contracts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

Where quoted prices are available in an active market, securities are classified as Level 1 in the valuation hierarchy, including cash held at overnight sweep accounts. The Company’s Level 2 valuations of marketable securities are generally derived from independent pricing services based upon quoted prices in active markets for similar securities, with prices adjusted for yield and number of days to maturity, or based on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets.

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that are measured at estimated fair value on a recurring basis consist of a derivative liability in connection with loan payable and a warrant liability in connection with the Private Placement.

During the periods presented, the Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2017 and 2016.

Financial instruments

Financial assets and liabilities measured and recognized at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2017:

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Restricted cash	9,746	—	—	9,746
Money market funds	58,769	—	—	58,769
U.S. Treasury bills	4,992	—	—	4,992
Subtotal	73,507	—	—	73,507
Level 2:
Commercial paper	46,040	—	—	46,040
U.S. agency securities	4,990	—	—	4,990
Other debt securities	50,000	—	—	50,000
Subtotal	101,030	—	—	101,030
Total	$174,537	$—	$—	$174,537
Reported as:
Cash and cash equivalents				$145,219
Short-term investments				$19,572
Restricted cash				$9,746

Liabilities, Level 3
Warrant Liability				$9,774
Derivative Liability				$686
Total				$10,460

As of December 31, 2016:

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Cash	$3,728	$—	$—	$3,728
Level 1:
Restricted cash	377	—	—	377
Money market funds	115,236	—	—	115,236
Subtotal	115,613	—	—	115,613
Level 2:
Corporate debt securities	12,969	—	(7)	12,962
Commercial paper	13,950	—	—	13,950
Subtotal	26,919	—	(7)	26,912
Total	$146,260	$—	$(7)	$146,253
Reported as:
Cash and cash equivalents				$118,964
Short-term investments				$26,912
Restricted cash				$377

Liabilities, Level 3
Warrant liability				$13,874
Derivative liability				$602
Total				$14,476

All available-for-sale securities held as of December 31, 2017 had contractual maturities of less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. There were no securities that were in unrealized loss positions as of December 31, 2017.

Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 8), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million (the “Success Fee”) if the Company obtains approval to market plazomicin from the FDA. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The estimated fair value of the Success Fee is recorded as a derivative liability and included in other long-term liabilities on the accompanying consolidated balance sheet. As of December 31, 2017 the derivative liability increased by $84,000 to $686,000 from December 31, 2016, primarily as a result of the time value of money, which is presented as a component of change in warrant and derivative liabilities in the Company’s condensed consolidated statements of operations for the year ended December 31, 2017.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. upon FDA approval to market plazomicin, and ii) a discount rate of 13% which was derived from the Company's estimated cost of debt. The estimated fair value of the derivative liability is most sensitive to a change in the discount rate. If the discount rate decreased by 5%, the fair value of the derivative liability as of December 31, 2017 would change by approximately $59,000. For the year ended December 31, 2017, there was no change to the key assumptions used in the calculation of the estimated fair value. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's consolidated statements of operations.

Pursuant to the Private Placement (see Note 2), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66 per share. The Company classified these warrants as a liability measured at fair value using Black-Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. On the closing date of the Private Placement, June 3, 2016, the $2.6 million initial estimated fair value of the warrants was recorded as a warrant liability on the accompanying consolidated balance sheet. At December 31, 2017 and 2016, the estimated fair value of the warrants was approximately $9.8 million and $13.9 million, respectively. The change in the estimated fair value is primarily due to the decrease in the Company's stock price and is included in changes in warrant and derivative liabilities in the Company's consolidated statements of operations.

During the year ended December 31, 2016, certain holders of these warrants exercised 707,269 warrants. The Company received $1.2 million in proceeds from these warrant exercises. The Company is required to record the exercised warrants at its estimated fair value at the time of exercise, with any change included in changes in warrant and derivative liabilities in the Company’s consolidated statements of operations. The Company estimated the fair value of these exercised warrants at their respective exercise dates to be $8.3 million, an increase of $7.4 million from its initial valuation, at June 3, 2016, of $0.9 million, primarily due to an increase in the Company’s stock price.

During the year ended December 31, 2017, certain holders of these warrants exercised warrants to purchase 113,948 shares of common stock.  The Company received $0.4 million in proceeds from these warrant exercises. The Company is required to record the exercised warrants at its estimated fair value at the time of exercise, with any change included in changes in warrant and derivative liabilities in the Company’s consolidated statements of operations. The Company estimated the fair value of these exercised warrants at their respective exercise dates to be $2.1 million, an increase of $0.9 million from its valuation, at December 31, 2016, of $1.2 million, primarily due to an increase in the Company’s stock price.

The fair value of the warrant liability is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs, including the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants.

The estimated fair values of the warrants were determined using Black-Scholes with the following assumptions, during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Expected volatility	80%	60 - 80%
Expected term	3.4 - 4.3 years	4.4 - 5.0 years
Risk-free interest rate	1.6 - 2.0%	1.0 - 1.9%
Dividend yield	—%	—%

The expected volatility is based on the Company's expected volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the share price change by 5%, the fair value of the warrant liability as of December 31, 2017 would change by approximately $593,000.

The following table provides a summary of changes in the estimated fair value of the Company’s liabilities measured at estimated fair value using significant Level 3 inputs for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Estimated Fair Value of Derivative Liability	Estimated Fair Value of Warrant Liability
Balance of Level 3 Liabilities at December 31, 2014	$—	$—
Estimated fair value of derivative liability issued	356	—
Change in estimated fair value of derivative liability	19	—
Balance of Level 3 Liabilities at December 31, 2015	375	—
Estimated fair value of warrants issued	—	2,579
Change in estimated fair value of warrant liability	—	19,632
Reclassification of warrant liability to additional paid-in-capital upon exercise of warrants	—	(8,337)
Change in estimated fair value of derivative liability	227	—
Balance of Level 3 Liabilities at December 31, 2016	602	13,874
Change in estimated fair value of warrant liability	—	(2,012)
Reclassification of warrant liability to additional paid-in-capital upon exercise of warrants	—	(2,088)
Change in estimated fair value of derivative liability	84	—
Balance of Level 3 Liabilities at December 31, 2017	$686	$9,774

Warrants outstanding as of December 31, 2017 have a weighted-average exercise price of $3.78.

4. Balance Sheet Components

Prepaids and other current assets

Prepaids and other current assets consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Deferred research and development costs	$4,317	$660
Prepaid expenses	1,755	1,390
Other current assets	295	139
	$6,367	$2,189

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Office equipment	$863	$644
Laboratory equipment	6,663	4,038
Leasehold improvements	9,355	1,072
Construction-in-progress	1,040	1,896
Property and equipment, gross	17,921	7,650
Less: accumulated depreciation	(3,111)	(4,389)
Property and equipment, net	$14,810	$3,261

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $0.4 million and $0.4 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued clinical and development expenses	$6,480	$3,681
Payroll and related bonus expenses	6,281	4,941
Other	2,680	1,076
	$15,441	$9,698

5. License and Collaboration Agreements

Thermo Fisher Scientific, Inc.

In April 2016, the Company entered into an agreement with its collaboration partner, Thermo Fisher Scientific, Inc. (“Thermo Fisher”), to develop and commercialize an assay to support plazomicin. If approved, the Company and Thermo Fisher plan to have a commercial assay for plazomicin available at launch to enable patients to receive safe and efficacious doses of plazomicin. In accordance with the terms of the agreement, the Company is required to make milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than $6.8 million, per the November 2017 amended agreement. In further consideration of this agreement, in the event of a successful commercialization of the assay, the Company is required to pay a minimum threshold annual revenue to Thermo Fisher.

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 the milestone payments and the cost recorded as research and development expense were $2.5 million$1.2 million and zero, respectively.

Crystal Biosciences, Inc.

In May 2016, the Company entered into a collaboration and license agreement with Crystal Biosciences, Inc. (“Crystal”). Pursuant to the terms of this agreement, the Company and Crystal agreed to collaborate on the discovery of monoclonal antibodies against multiple targets. Crystal agreed to conduct the initial discovery work with its antibody platform and the Company has the right to develop and commercialize the antibodies discovered through this collaboration. The Company is required to provide signing and milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than $20.6 million. The upfront signing fee, technology access fees and research funding were recorded as research and development expense during the years ended December 31, 2017 and 2016. This collaboration and license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of the commercialized product.

Ionis Pharmaceuticals

In January 2006, the Company entered into a license agreement with Ionis Pharmaceuticals, Inc. (“Ionis”). Ionis granted the Company an exclusive, worldwide license with the right to grant and authorize sublicenses related to the research and development of aminoglycoside products. As an up-front fee, the Company issued 97,402 shares of preferred Series A convertible stock at a fair value of $15.40 per share. This license fee of $1.5 million was recorded as research and development expense in 2006. In further consideration of this license, and in accordance with the terms of the agreement, the Company is required to make milestone payments with respect to development, regulatory and commercialization milestones, and to pay a percentage of revenue received from sublicensees (if any). All such milestone and sublicense revenue payments may total, in the aggregate, up to but no more than $19.5 million for the first product and $9.8 million following the second product commercialized under the agreement with Ionis. The Company is also required to pay additional milestone payments of up to $20.0 million in the aggregate upon the first achievement of specified threshold levels of annual net sales of all aminoglycoside products in a calendar year. The license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of any licensed products, including, if applicable, plazomicin.

Through December 31, 2017, the Company had compensated Ionis $7.0 million in connection with the first three milestones under the license for the first aminoglycoside product candidate. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 the milestone payments and the cost recorded as research and development expense were zero.

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

Bill & Melinda Gates Foundation

In May 2017, the Company entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). The Gates Foundation awarded the Company up to approximately $10.5 million in grant funding (“Grant Funds”) over a three-year research term. Approximately $3.2 million of funding was received in May 2017 (the “Advance Funds”) of which $2.1 million was recorded as deferred revenue as of December 31, 2017. The Advance Funds are replenished by the Gates Foundation each calendar year, or sooner, following the Company’s submission of a progress report, including expenses incurred for the research activities. Under certain conditions, as described in the Grant Agreement, the Gates Foundation may terminate the Grant Agreement and the Company is obligated to return to the Gates Foundation any unused portion of the Advance Funds.

The Company recorded contract revenue of $1.1 million under this agreement for the year ended December 31, 2017. The Company did not record any contract revenue from the Gates Foundation during 2016.

BARDA

In August 2010, the Company was awarded a contract with BARDA for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27.6 million for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. In September 2012, BARDA exercised an additional $15.8 million contract option ("Option 1"), which increased the total contract committed funding to $43.4 million through March 2014. In April 2013, the Company was awarded an additional $60.4 million under the contract to support its Phase 3 clinical trial of plazomicin ("Option 2") to increase the total committed funding under this contract to $103.8 million. In May 2016, the Company was awarded an additional $20.0 million ("Option 3") under the contract to support its Phase 3 EPIC trial of plazomicin. In April 2017, BARDA modified Option 1 to allow for an additional $0.5 million of contract funding. This brings the total committed funding under this contract to $124.3 million, of which a total of $124.3 million has been recorded as revenue through December 31, 2017. During the years ended December 31, 2017, 2016, and 2015, the Company recognized revenue of $7.7 million, $39.5 million and $17.6 million, respectively, under this agreement, of which zero and $11.7 million were included in contracts receivable at December 31, 2017 and 2016, respectively.

In September 2017, the Company was awarded the C-Scape Contract (“C-Scape Contract”) from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. For the year ended December 31, 2017, the Company recorded revenue of $1.0 million with $11.0 million remaining available. As of December 31, 2017,  $1.0 million was included in contracts receivable.

DTRA

In November 2012, DTRA, a division of the U.S. Department of Defense, terminated for convenience a contract with the Company that provided funding for the Company's LpxC inhibitor program. In connection with the termination, the Company sought payment from DTRA for additional expenses the Company has incurred. Effective April 30, 2015, the Company reached a settlement of its claim with DTRA. The net settlement of $7,122,000 was recorded as contract revenue during the year ended December 31, 2015. As of December 31, 2017, the contract and final settlement are complete.

NIAID

In July 2015, the Company was awarded a contract by the National Institute of Allergy and Infectious Diseases ("NIAID") to support the discovery and development of LpxC inhibitors for the treatment of bacterial infections for $1.5 million committed through June 30, 2016.  In January 2016, an additional committed funding of $0.5 million was added. In April 2016, NIAID modified the contract to exercise the first option to increase the total contract committed funding to $4.4 million. In April 2017, NIAID modified the contract to add committed funding of $0.3 million to the first option, bringing the total committed funding to $4.7 million. In June 2017, NIAID modified the contract to exercise the second option of $0.6 million and extended performance through August 2018, bringing the total committed funding to $5.3 million, of which $0.4 million remains available as of December 31, 2017. During 2017, the Company decided to discontinue all research and development efforts on its preclinical LpxC inhibitor programs for gram-negative pathogens. The Company does not expect to recognize additional revenues under this contract in future periods.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized revenue of  $1.3 million, $2.3 million and $1.4 million, respectively, under these agreements, of which $0.2 million and $0.5 million were included in contracts receivable at December 31, 2017 and 2016, respectively.

7. Commitments

Facility Lease Agreement

In August 2016, the Company entered into a non-cancelable agreement (the "Lease") to lease 47,118 square feet of office, laboratory and research and development space (the “Original Space”) for the Company's new principal executive offices in South San Francisco. In July 2017, the Company entered into an amendment (the “Lease Amendment”) to lease an additional 51,866 square feet of space (the “Expansion Space”) for a total of 98,984 square feet (the “Premises”). The Lease commenced in March 2017, after the substantial completion of certain improvements (“Tenant Improvements”) required under the Lease and the Company moved into the Original Space in April 2017.  The lease for 18,888 square feet of the Expansion Space commenced in August 2017 and the remainder is expected to begin by the end of the second quarter 2018. The lease term for the Premises is through January 31, 2028 (the “Lease Term”) and contains an option to extend the Lease Term for an additional 5 years. Base rent for the first year for the Original Space and Expansion Space is approximately $2.9 million. The base rent increases approximately 3.5% in each subsequent year of the Lease Term. The Lease also provides for rent abatement of approximately $1.8 million and $2.0 million for the first year of the Lease Term for the Original Space and Expansion Space, respectively.

The Company has a one-time improvement allowance of $5.7 million for the Tenant Improvements (the "Original Allowance"). The Landlord disbursed the Original Allowance for the Tenant Improvement on behalf of the Company. At its election, the Company is also entitled to an additional improvements allowance of $0.9 million (“Original Additional Allowance”). Effective August 17, 2017, the Company elected to use the Original Additional Allowance and the base rent was increased by an aggregate of $1.7 million over the Lease Term. As of December 31, 2017, the Company has recorded $6.6 million of leasehold improvements under property, plant and equipment, net related to costs incurred under the Original Allowance and the Original Additional Allowance. The Lease Amendment provides for a one-time improvement allowance of $1.0 million for certain tenant improvements and, at its election, the Company is also entitled to an additional improvements allowance of $1.5 million (“Expansion Additional Allowance”). In the event the Company elects to use the Expansion Additional Allowance, the base rent will be increased as calculated in the Lease Amendment. Pursuant to the Lease Amendment, the Company holds the option to pay the balance of the Original Additional Allowance and Expansion Additional Allowance in full any time within the first 36 months of the Lease Term.

Future minimum lease payments under the operating leases as of December 31, 2017 are as follows (in thousands):

Year Ending December 31,	Amounts
2018	$4,028
2019	6,201
2020	6,418
2021	6,645
2022	6,877
Thereafter	38,780
Total minimum lease payments	$68,949

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $3.0 million, $0.6 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Commercial Validation and Manufacturing Agreement

In March 2017, the Company entered into a commercial validation and manufacturing agreement (the “Commercial Manufacturing Agreement”) with Hovione Limited (“Hovione”).  Under the Commercial Manufacturing Agreement, Hovione has agreed to complete the validation program to validate and scale up the Company’s technology to manufacture the active pharmaceutical ingredient for plazomicin (the “Product”) and supply the Product to the Company. The Commercial Manufacturing Agreement has an initial term of seven years after the first delivery of the Product.

Pursuant to the Commercial Manufacturing Agreement, if plazomicin is approved by the FDA, we have minimum quantity and minimum annual purchase commitments from Hovione depending on our requirements and the period of time following approval by the FDA. For the first three years following approval of plazomicin by the FDA, the Company is required to purchase at least 80% of its required quantity from Hovione. Following the initial three years after FDA approval, the Company is required to purchase between 40% and 66% of its required quantity from Hovione, depending on the amounts required during any such fiscal year. Contingent upon FDA’s approval of plazomicin, the Company has minimum annual purchase commitments from Hovione, beginning in 2020 through 2024.

In connection with the Commercial Manufacturing Agreement, the Company executed certain work plans to carry out the validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans obligated the Company to make an aggregate amount of approximately $6.2 million in nonrefundable advance payments, of which $1.5 million was for the reservation of facilities and resources, plus procurement of long lead raw materials, paid in full under a separate agreement executed in July 2015. Such advance payments are initially capitalized as prepaid and other current assets and will be recognized as research and development expenses as goods are delivered and/or services are performed. The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. Further, the Work Plans include certain terms that require the Company to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of December 31, 2017, $9.5 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $23.7 million. As of December 31, 2017 and 2016, the Company has recorded approximately $4.3 million and $0.7 million, respectively as prepaid and other current assets and, during the years ended December 31, 2017, 2016 and 2015, has recognized $3.3 million, $1.2 million and zero, respectively, as research and development expenses, related to the Work Plans.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the

Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2017 and 2016.

8. Borrowings

Solar Capital Ltd. Loan Agreement

On August 5, 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with Solar Capital Ltd. (the “Lender”) pursuant to which the Lender agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019. An initial $15.0 million term loan was funded at closing on August 5, 2015, and a second $10.0 million term loan was funded on June 20, 2016. Borrowings under the term loans bear interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. Beginning on September 1, 2017 the Company was required to make monthly payments of interest plus equal monthly payments of principal over a term of 24 months. The Loan Agreement requires collateral by a security interest in all of the Company’s assets except intellectual property (which is subject to a negative pledge) and contains customary affirmative and negative covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 4% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. There were no financial covenants attached to the loan. The Loan Agreement included a closing fee of $250,000 which was paid at closing, and the Company is obligated to pay a fee equal to 8% of the term loans funded upon the earliest to occur of the maturity date, the acceleration of the term loans or the voluntary prepayment of the term loans. The cost of these fees is being amortized as interest expense over the term of the loan using the effective-interest method. The Company may voluntarily prepay all, but not less than all, of the outstanding term loans. The Loan Agreement contains customary representations, warranties and covenants. In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable.

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

Future principal debt payments on the loan payable are as follows (in thousands):

December 31, 2017
2018	$12,500
2019	8,333
Total principal payments	20,833
Final fee due at maturity in 2019	2,000
Total principal and final fee payments	22,833
Unamortized discount and debt issuance costs	(876)
Total loan obligation	21,957
Less current portion	(12,500)
Loan payable, long-term	$9,457

The obligation includes a final fee of $2.0 million, representing 8% of the term loan funded, which accretes over the life of the loan as interest expense. The Company recorded interest expense related to the loan of $2.9 million, $2.3 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9. Stockholders' Equity

Stockholders’ Equity

On April 7, 2015, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.

As of December 31, 2017, the Company had sold 1,105,549 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $4.82 per share for gross proceeds of $5.3 million and net proceeds of $5.1 million after deducting the sales commissions and offering expenses. As of December 31, 2017, $24.7 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

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

Warrants

During 2012 and 2011, the Company issued warrants to Oxford Finance LLC and Silicon Valley Bank (“SVB”) to purchase 20,016 and 10,008 shares, respectively, of its Series C convertible preferred stock at an exercise price of $11.99 per share. The warrants were issued in connection with a loan and security agreement, which was repaid in full in June 2014. The fair value of these warrants at the date of issuance was approximately $163,000 and $86,000, respectively, and was recorded as a debt discount and was amortized as interest expense over the term of the loan using the effective-interest method, with the remaining balance charged to interest expense upon loan repayment. Immediately prior to the closing of the IPO, these warrants automatically converted into warrants exercisable for shares of common stock, resulting in the reclassification of the related preferred stock warrant liabilities to additional paid-in capital. During the year ended December 31, 2017, SVB elected a net exercise of 12,510 warrants to purchase 5,896 shares of common stock.

On June 3, 2016, the Company sold 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock pursuant to the Purchase Agreement for aggregate gross proceeds of $25.4 million in the Private Placement. The warrants have an exercise price of $3.66 per share and are exercisable up to five years from the date of issuance. The Company's Chief Executive Officer, a related party, participated in the Private Placement by purchasing 141,453 shares of common stock and a warrant to purchase 35,363 shares of common stock for an aggregate purchase price of $0.5 million. Issuance costs of $0.3 million were offset against equity as a reduction from gross proceeds. At the close of the Private Placement, the estimated fair values of the common stock and warrants issued were $22.9 million and $2.6 million, respectively.

As of December 31, 2017, the following warrants to purchase shares of common stock were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Oxford Finance LLC	4/30/2012	Loan agreement	Common stock	11,676	$11.99	11/1/2021
Oxford Finance LLC	11/1/2011	Loan agreement	Common stock	5,838	$11.99	11/1/2021
Growth Equity Opportunities Fund IV, LLC	6/3/2016	Private Placement	Common stock	1,178,782	$3.66	6/3/2021
				1,196,296

10. Equity Incentive Plans

2014 Plan

In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the “2014 Plan”), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”) and other stock-based awards for the purchase of common stock.  Effective January 1, 2017, the compensation committee of the board of directors approved an evergreen increase of 1,425,522 shares of common stock that may be granted in accordance with the terms of the 2014 Plan.  As of December 31, 2017, 850,639 shares were available for future issuance under the 2014 Plan.

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

2014 Employment Commencement Incentive Plan

In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the “Inducement Plan”). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of December 31, 2017, a total of 2,050,000 shares of common stock have been authorized under the Inducement Plan, including the additional 450,000 shares that became available resulting from an amendment adopted by the board of directors as of September 13, 2017. As of December 31, 2017, 116,439 shares were available for issuance under the Inducement Plan.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective January 1, 2017, the compensation committee of the board of directors approved an evergreen increase of 178,190 shares that may be granted in accordance with the terms of the ESPP.  As of December 31, 2017, 411,716 shares of common stock have been issued to employees participating in the ESPP, and 274,951 shares were available for issuance under the ESPP.

Amended and Restated 2003 Stock Plan

The Company’s Amended and Restated 2003 Stock Plan, referred to herein as the 2003 Plan, provided for the granting of incentive and non-statutory stock options to employees, directors and consultants at the discretion of the board of directors. The Company granted options under its 2003 Plan until January 2014 when it was terminated as to future awards in March 2014, although it continues to govern the terms of options that remain outstanding under the 2003 Plan.

Options granted under the 2003 Plan expire no later than 10 years from the date of grant. Options granted under the 2003 Plan vest over periods determined by the board of directors, generally over four years.

The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of December 31, 2017 and 2016 there were no shares subject to repurchase relating to the early exercise of options.

In connection with the Board of Directors and stockholders’ approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of December 31, 2017, a total of 829,586 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, was classified as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$6,340	$2,165	$1,404
General and administrative	7,312	1,682	1,579
Total	$13,652	$3,847	$2,983

Stock-based compensation expense for the year ended December 31, 2017 includes $0.7 million of expense that relates to the stock options and restricted stock units held by the former Chief Medical Officer, which were modified upon his resignation in March 2017.

A summary of stock option activity is as follows:

		Outstanding Options
	Shares Available for grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, January 1, 2015	1,111,470	1,885,372	$7.95
Additional shares reserved	716,285	—
Options granted	(929,100)	929,100	$7.95
Options exercised	—	(190,128)	$5.54		$923
Options forfeited	237,007	(237,007)	$10.22
RSUs granted	(291,525)	—
RSUs cancelled	49,325	—
Balance, December 31, 2015	893,462	2,387,337	$7.92		$293
Additional shares reserved	1,235,808	—
Options granted	(1,477,600)	1,477,600	$4.10
Options exercised	—	(14,190)	$4.59		$89
Options forfeited	310,454	(310,454)	$8.19
RSUs granted	(380,500)	—
RSUs cancelled	57,750	—
Balance, December 31, 2016	639,374	3,540,293	$6.31	7.98	$23,837
Additional shares reserved	2,325,522	—
Options granted	(1,806,157)	1,806,157	$21.12
Options exercised	—	(227,444)	$7.23		—
Options forfeited	280,408	(280,408)	$9.14
RSUs granted	(544,185)	—
RSUs cancelled	72,116	—
Balance, December 31, 2017	967,078	4,838,598	$11.63	7.69	$14,174

At December 31, 2017
Vested and exercisable		2,074,120	$8.25	6.41	$7,705
Vested and expected to vest		4,704,835	$11.50	7.70	$14,005

The following table summarizes information about stock options outstanding as of December 31, 2017:

	Options Outstanding		Vested and Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Number of Options	Weighted-Average Exercise Price
$3.41 - $3.68	502,764	7.84	213,306	$3.65
$3.75 - $4.44	594,704	8.61	211,184	$4.28
$4.62 - $5.86	608,616	7.24	404,603	$5.18
$6.60 - $7.26	722,468	4.89	534,692	$7.03
$8.04 - $10.44	508,994	6.19	379,275	$9.17
$10.98 - $16.18	528,793	8.44	148,841	$12.41
$17.55 - $22.93	416,950	9.32	38,527	$22.08
$23.62 - $23.62	792,084	9.12	143,692	$23.62
$23.68 - $23.68	130,000	9.16	0	$—
$24.71 - $24.71	33,225	9.39	0	$—
	4,838,598	7.69	2,074,120	$8.25

Stock Options Granted to Employees and Non-Employee Directors

During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options to employees and directors to purchase 1,806,157, 1,477,600 and 929,100 shares, respectively, of common stock under the stock plans with a weighted-average estimated grant-date fair value of $21.12,  $4.10 and  $5.02 per share, respectively. As of December 31, 2017, there were unrecognized compensation costs of $22.2 million related to outstanding employee and non-employee director stock options, which are expected to be recognized over a weighted-average period of 2.95 years.

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

Year Ended December 31,
	2017	2016	2015
Expected term	5.0 – 6.0 years	5.3 – 6.0 years	5.4 – 6.0 years
Expected volatility	78 - 81%	67 – 74%	65 – 75%
Risk-free interest rate	1.7 – 2.3%	1.1 – 1.9%	1.5 – 1.9%
Expected dividend yield	—%	—%	—%

The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Prior to the Company's IPO in March 2014, due to the Company’s limited operating history and company specific stock price volatility data, the Company based its estimate of expected volatility on the historical price volatility of a group of similar companies that are publicly traded. Beginning in 2014, the Company began to include the historical price volatility of its own stock, along with data for the group of similar companies, to estimate expected volatility. When selecting these public companies to use in estimating its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, stages of clinical development, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the

Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

Stock Options and Restricted Stock Units Granted to Non-Employees

During the years ended December 31, 2017 and 2016, the Company granted to non-employees an option to purchase 3,000 and 15,000 shares of common stock, respectively, and 1,500 and zero RSUs, respectively, that vest upon achievement of certain performance-based targets. The Company did not grant stock options or restricted stock units to non-employees during the year ended December 31, 2015. The Company recorded non-employees stock-based compensation expense of approximately $0.5 million and $0.1 million for the years ended December 31, 2017and 2016. The Company measures the estimated fair value of the award for each period until the award is fully vested. The fair value of options granted to non-employees during the years ended December 31, 2017 and 2016 was estimated using Black-Scholes with the following assumptions:

Year Ended December 31,
	2017	2016
Expected term	0.25 – 9.39 years	0.8 – 1.0 years
Expected volatility	48 - 80%	63 – 125%
Risk-free interest rate	0.9 – 2.4%	0.6 – 0.9%
Expected dividend yield	—%	—%

Restricted Stock Units Granted to Employees

During the years ended December 31, 2017, 2016 and  2015, the Company granted restricted stock units (“RSUs”) to employees to purchase  544,185, 380,500 and 291,525 shares of common stock, respectively, under the stock plans with a weighted-average estimated grant-date fair value of $20.61, $4.01 and $7.76 per share, respectively. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of December 31, 2017, there were unrecognized compensation costs of $11.0 million related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 2.74 years.

A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2014	168,200	$9.33	$2,195
RSUs granted	291,525	$7.76
RSUs released	(38,376)	$9.42
RSUs cancelled	(49,325)	$9.80
Balance, December 31, 2015	372,024	$8.02	$2,135
RSUs granted	380,500	$4.01
RSUs released	(89,722)	$8.22
RSUs cancelled	(57,750)	$6.71
Balance, December 31, 2016	605,052	$5.60	$7,878
RSUs granted	544,185	$20.61
RSUs released	(185,889)	$6.24
RSUs cancelled	(72,116)	$9.22
Balance, December 31, 2017	891,232	$14.34	$9,572

Stock Options and Restricted Stock Units Granted to Employees that Contain Performance Conditions

During the years ended December 31, 2017, 2016 and 2015, the Company granted options to purchase an aggregate of 184,200, 354,250 and zero shares of common stock, respectively, that vest upon the achievement of market-based common stock targets. During the years ended December 31, 2017, 2016 and 2015, the Company granted 35,050, 59,925 and zero RSUs, respectively, that vest upon the achievement of market-based common stock price targets.

The fair value was estimated at the grant date using a Monte-Carlo simulation model (“Monte-Carlo”), which requires the use of a range of assumptions. The expected life assumption is not used in the Monte-Carlo simulation model, but the output of the model indicates an expected term. The associated stock-based compensation expense is being recognized on a straight-line basis over the implicit service period (expected time to vest) derived from that simulation model. The fair value of awards granted to non-employees was estimated using Monte-Carlo with the following assumptions:

	Year Ended December 31,
	2017	2016
Expected term	0.5–3.5 years	2.2–6.0 years
Expected volatility	75-80%	70%
Risk-free interest rate	2.1–2.4%	1.4%–2.3%
Expected dividend yield	—%	—%

11. Contingently Redeemable Common Stock

In May 2017, the Company entered into a Common Stock Purchase Agreement with the Gates Foundation, pursuant to which the Company agreed to sell 407,331 shares of its contingently redeemable common stock (the “Shares”) to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds to the Company of $10.0 million (the “Gates Investment”).

In connection with the Gates Investment, the Company entered into the Letter Agreement, which includes terms of Global Access Commitments (see Note 1). Under the Letter Agreement, if the Company defaults in its obligation to conduct certain mutually-agreed upon work, use the proceeds from the Gates Investment as described in the Letter Agreement, or otherwise triggers certain other events of default as described in the Letter Agreement (“Charitable Default”), subject to a cure period, the Gates Foundation will have the right to request that (a) the Company redeem, or facilitate the purchase by a third party of, the Shares then held by the Gates Foundation at a price per share equal to the greater of (i) the fair market value of the common stock (if the Shares are freely tradable, the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable), or (ii) an amount equal to $24.55 plus a compounded annual return of 5% from the date of issuance of the Shares, or (b) if the Shares then held by the Gates Foundation are not freely tradeable, the Company register the resale of the Shares held by the Gates Foundation on an effective registration statement, subject to certain conditions and qualifications.

The Company concluded that certain potential events of the Charitable Default are not solely within the control of the Company and, accordingly, has classified the Shares outside of permanent equity, as temporary equity (“Mezzanine Equity”).  The 407,331 shares classified as Mezzanine Equity were recorded as contingently redeemable common stock at an initial carrying value equal to the gross proceeds of approximately $10.0 million, which approximated their fair value at the date of issuance. The Company has determined that the 407,331 shares of contingently redeemable common stock are not currently redeemable and that a Charitable Default is not currently probable. If, and at the time when, a Charitable Default becomes probable, then the Company will record a change in the carrying value to adjust it to the redemption value of the contingently redeemable common stock. At the time of such an occurrence, the contingently redeemable common stock will be adjusted to equal the redemption value at the end of each reporting period.

12. Income Taxes

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefits	1.38%	0.96%	-3.62%
Stock-based compensation	-0.16%	-0.62%	-1.20%
Credits	1.99%	1.46%	3.30%
Other	-0.64%	-0.10%	-0.54%
Valuation allowance	-4.03%	-26.22%	-31.94%
Warrant valuation	0.00%	-9.48%	0.00%
Tax rate change	-32.54%	0.00%	0.00%
Effective tax rate	0.00%	0.00%	0.00%

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$68,807	$71,858
Research and development credit	17,365	10,969
Intangible assets	824	1,653
Depreciation	—	191
Temporary differences	8,017	4,682
Gross Deferred tax assets	95,013	89,353
Less: valuation allowance	(95,013)	(89,353)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $5.7 million and $18.7 million during the years ended December 31, 2017 and 2016, respectively.

The Company had federal and state net operating loss carryforwards of approximately $297.5 million and $85.0 million, respectively, at December 31, 2017. The federal and state net operating loss carryforwards are available to reduce future taxable income, if any. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2023 and 2018, respectively. The Company also had federal and state research and development credit carryforwards of approximately $13.8 million and $7.2 million, respectively, at December 31, 2017. The federal research and development credits will begin to expire in 2025. The state research and development credits can be carried forward indefinitely.

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

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$1,197	$957	$—
Increase related to current year tax provision	516	240	162
Increase related to tax rate change	144	—	—
Increase related to prior year tax provision	—	—	795
Balance at end of year	$1,857	$1,197	$957

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $1.7 million, $1.0 million and $0.8 million as of December 31, 2017, 2016 and 2015, respectively. Given the Company’s valuation allowance, the uncertain tax positions would not impact the effective tax rates.

The Company has elected to include interest and penalties as a component of tax expense. There was no interest or penalties accrued related to uncertain tax positions as of December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects as a result of the Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and recognized a provisional amount of $40.9 million. In some cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the Act. In all cases, the Company will continue to make and refine its calculations as additional analysis and more thorough understanding of the tax law is completed.

Pursuant to SEC Staff Accounting Bulletin (SAB) 118 (regarding the application of ASC 740 associated with the enactment of the Act), the Company remeasured certain tax assets and liabilities based on the rates the Company expects them to reverse in the future, which is generally 21%. The Company is still analyzing certain aspects of the ACT and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was $40.9 million, which was fully offset by a valuation allowance.

13. Employee Benefit Plan

In 2003, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 100% of their compensation, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. In December 2010, the Company approved a plan to provide matching contributions equal to 50% of employees’ contributions, up to 6% of annual earnings, starting in January 2011. In December 2015, the Company changed the plan to increase its 401(k) match to 50% of employees' contributions, up to 8% of annual earnings, starting in January 2016. The Company's contributions were $0.9 million, $0.5 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

14. Related-Party Transactions

In June 2016, the Company sold 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock pursuant to the Purchase Agreement for aggregate gross proceeds of $25.4 million in the Private Placement. The warrants have an exercise price of $3.66 per share and are exercisable up to five years from the date of issuance. A trust affiliated with the Company's Chief Executive Officer, a related party, participated in the Private Placement by purchasing 141,453 shares of common stock and a warrant to purchase 35,363 shares of common stock for an aggregate purchase price of approximately $0.5 million.

In August 2017, the Company’s Chief Executive Officer, a related party, exercised these warrants to purchase 35,363 shares of common stock. The Company received $129,429 in proceeds from these warrant exercises.  For further detail of the warrants issued in connection with the Private Placement, refer to Note 3.

15. Subsequent Events

In January 2018, pursuant to the Sales Agreement with Cowen, the Company recommenced the ATM equity program under which Cowen has acted as a sales agent. In January and February 2018, the Company sold 2,144,454 shares of common stock at a weighted-average price of approximately $11.51 per share for gross proceeds of $24.7 million and net proceeds of $24.0 million after deducting the sales commissions and offering expenses. As of February 27, 2018, no shares remain available for sale under the Sales Agreement.

On February 26, 2018 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for (i) a $25.0 million Term A loan facility with a maturity of five years (the “Term A Loan”) and (ii) an up to $25.0 million Term B loan facility, which may be drawn, subject to certain conditions, by the Company during the first 12 months after the Closing Date ( the “Term B Loans” and together with the Term A Loan, the “Term Loans”). Each Term B Loan has a maturity of four years.

Borrowings under the Term A Loan bear interest at a floating per annum rate equal to the greater of (a) the prime rate minus 1.50% and (b) 3.00%, and the Term B Loans bear interest through maturity at a floating per annum rate equal to the greater of (a) 1.00% above the prime rate and (b) 5.50%. In addition to paying interest on outstanding principal, the Company will be required to pay an unused Term B Loan fee of 1.00% of the commitments under the Term B Loans if the Company does not borrow any Term B Loans.

The Company is permitted to make interest-only payments on the Term A Loan through February 2020 and the Term B Loans for the first twenty-four (24) months following the funding date of each respective Term B Loan after which the Company will be required to repay the Term A Loan in 36 consecutive equal monthly installments of principal and repay any Term B Loans in 24 consecutive equal monthly installments of principal. The Company is obligated to pay a fee equal to 6.00% of the funded Term Loans upon the earliest to occur of the maturity date, the prepayment or repayment of such Term Loans or the termination of the Loan Agreement. The Company may voluntarily prepay all, but not less than all, of the outstanding Term Loans. The Loan Agreement contains customary representations, warranties and covenants. The Company is required to have cash on deposit at Silicon Valley Bank equal to the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by Silicon Valley Bank. If at any time the Company’s aggregate balances at Silicon Valley Bank are less than the foregoing, the Company is required to deposit at Silicon Valley Bank cash collateral in an amount equal to the outstanding Term A Loan. The Term Loans are secured by substantially all of the Company’s assets, except for its intellectual property which is subject to a negative pledge and certain other customary exclusions.

On February 26, 2018, the Company terminated the Loan and Security Agreement dated August 5, 2015 with Solar Capital Ltd. and repaid $20.9 million of the outstanding principal and interest.

On February 27, 2018, the Company filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of its common stock in ATM offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC on February 27, 2018.

16. Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial data for each of the four quarters of 2017 and  2016  (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Contract revenue	1,869	577	1,266	7,463
Operating expenses	43,973	37,121	31,059	25,348
Other income (expense), net	5,722	6,637	3,723	(15,374)
Net loss	(36,382)	(29,907)	(26,070)	(33,259)
Net loss per common share:
Basic	(0.86)	(0.71)	(0.68)	(0.93)
Diluted	(0.98)	(0.85)	(0.78)	(0.93)

Weighted-average shares used to calculate net loss per common share:
Basic	42,422,592	42,259,001	38,072,763	35,725,876
Diluted	43,257,602	43,211,059	39,092,279	35,725,876

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Contract revenue	10,734	16,046	9,144	5,849
Operating expenses	22,796	24,996	25,659	17,670
Other income (expense), net	(17,662)	(2,088)	(1,753)	(376)
Net loss	(29,724)	(11,038)	(18,268)	(12,197)
Net loss per common share:
Basic	(1.04)	(0.41)	(0.87)	(0.66)
Diluted	(1.04)	(0.41)	(0.87)	(0.66)
Weighted-average shares used to calculate net loss per common share:
Basic	28,653,045	26,789,397	20,899,297	18,398,288
Diluted	28,653,045	26,789,397	20,899,297	18,398,288

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Material Weakness

As disclosed in Item 4 in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2017 and September 30, 2017, we identified a material weakness in our internal control over financial reporting related to a design deficiency in the preparation and review of our earnings per share calculation.  Specifically, our controls were not adequately designed to ensure that all potentially dilutive securities were accurately reflected in the calculation of our diluted earnings per share.

During 2017, we executed our remediation plan for this material weakness. Our remediation activities included:

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

We tested such newly established policies, procedures, and control activities designed to address the above-described material weakness. As a result, we believe that this material weakness was remediated as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Achaogen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Achaogen, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Achaogen, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, contingently redeemable common stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

February 27, 2018

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than completion of the actions taken to remediate the material weakness identified as of June 30, 2017.

Item 9B.  Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement,” “Item 1.02 – Termination of a Material Definitive Agreement”, “Item 2.03 - Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 8.01 – Other Information” of Form 8-K.

Entry into a Material Definitive Agreement.

On February 26, 2018 (the “Closing Date”), we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for (i) a $25.0 million Term A loan facility with a maturity of five years (the “Term A Loan”) and (ii) an up to $25.0 million Term B loan facility, which may be drawn, subject to certain conditions, by us during the first 12 months after the Closing Date ( the “Term B Loans” and together with the Term A Loan, the “Term Loans”). Each Term B Loan has a maturity of four years.

Borrowings under the Term A Loan bear interest at a floating per annum rate equal to the greater of (a) the prime rate minus 1.50% and (b) 3.00%, and the Term B Loans bear interest through maturity at a floating per annum rate equal to the greater of (a) 1.00% above the prime rate and (b) 5.50%. We will be required to pay an unused Term B Loan fee of 1.00% of the commitments under the Term B Loans if we do not borrow any Term B Loans.  We are permitted to make interest-only payments on the Term A Loan through February 2020 and on the Term B Loans for the first twenty-four (24) months following the funding date of each respective Term B Loan after which we will be required to repay the Term A Loan in 36 consecutive equal monthly installments of principal and repay any Term B Loans in 24 consecutive equal monthly installments of principal. We are obligated to pay a fee equal to 6.00% of the funded Term Loans upon the earliest to occur of the maturity date, the prepayment or repayment of such Term Loans or he termination of the Loan Agreement.  We may voluntarily prepay all, but not less than all, of the outstanding Term Loans. The Term Loans are secured by substantially all of our assets, except for our intellectual property which is subject to a negative pledge and certain other customary exclusions.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. We have also agreed to have on deposit at Silicon Valley Bank cash in an aggregate amount equal to the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by Silicon Valley Bank. If at any time our aggregate balances at Silicon Valley Bank are less than the foregoing, we are required to deposit at Silicon Valley Bank cash collateral in an amount equal to the outstanding Term A Loan.

In addition, the Loan Agreement contains customary events of default that entitle Silicon Valley Bank to cause our indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loans, including our cash. Under the Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the Loan Agreement, we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches, Silicon Valley Bank determines that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 3.0% per annum will apply to all obligations owed under the Loan Agreement.

Termination of a Material Definitive Agreement.

On February 26, 2018, we terminated the Loan and Security Agreement dated August 5, 2015, between us and Solar Capital Ltd. in connection with the entering into of the Loan Agreement.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information contained under the caption “Entry into a Material Definitive Agreement” above is incorporated by reference into this section.

Other Information.

On February 27, 2018, we entered into a sales agreement (the “2018 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), under which we may issue and sell from time to time up to $50.0 million of our common stock through Cowen as our sales agent. Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq Global Market or any other trading market for our common stock. If authorized by us in writing, Cowen may purchase shares of our common stock as principal.

Under the terms of the 2018 Sales Agreement, the aggregate compensation payable to Cowen as sales agent equals up to 3.0% of the gross sales price of the shares sold through it pursuant to the 2018 Sales Agreement. We have also agreed to reimburse Cowen up to $40,000 of Cowen’s actual outside legal expenses incurred by Cowen in connection with the offering of shares of our common stock pursuant to the 2018 Sales Agreement.

Any shares issued pursuant to the 2018 Sales Agreement would be issued pursuant to our amended registration statement on Form S-3 (File No. 333-217787). The Company filed a prospectus supplement dated February 27, 2018 with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the 2018 Sales Agreement.

The legal opinion of Latham & Watkins LLP relating to the shares of common stock that may be sold pursuant to 2018 Sales Agreement is filed as Exhibit 5.1 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders under the heading “Principal Accounting Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

(b) See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

(c) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBIT INDEX

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number
1.1	Common Stock Sales Agreement, dated February 27, 2018, by and between the Company and Cowen and Company, LLC.					X
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Form of Common Stock Certificate.	S-1/A	333-193559	2/25/2014	4.1
4.2	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.3	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.4	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
4.5	Form of Warrant, issued pursuant to the Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein	S-3	333-212253	6/24/2016	4.3
5.1	Opinion of Latham & Watkins LLP.					X
10.1(A)†	License Agreement, dated January 25, 2006, by and between the registrant and Ionis Pharmaceuticals, Inc.	S-1/A	333-193559	2/27/2014	10.5(A)
10.1(B)†	Letter Agreement, dated January 25, 2006, by and between the registrant and Ionis Pharmaceuticals, Inc.	S-1	333-193559	1/24/2014	10.5(B)
10.2	Loan and Security Agreement, dated November 1, 2011, by and among the registrant, Oxford Finance LLC and Silicon Valley Bank.	S-1	333-193559	1/24/2014	10.8
10.3	Third Amended and Restated Investors’ Rights Agreement, dated March 6, 2013, by and among the registrant and certain stockholders.	S-1	333-193559	1/24/2014	10.15
10.4(A)	Amended and Restated Lease Agreement, dated December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(A)
10.4(B)	Letter Agreement, dated January 4, 2011, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(B)
10.4(C)	Letter Agreement, dated June 15, 2011, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(C)

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number
10.4(D)	First Amendment, dated April 1, 2013, to that certain Amended and Restated Lease Agreement, dated December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(D)
10.4(E)	Second Amendment, dated June 28, 2013, to that certain Amended and Restated Lease Agreement, dated as of December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(E)
10.5(A)	Lease dated August 12, 2016, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.	10-Q	001-36323	11/7/2016	10.2
10.5(B)	First Amendment to Lease, dated April 7, 2017, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.	10-Q	001-36323	8/8/2017	10.3
10.5(C)	Second Amendment to Lease, effective as of July 20, 2017, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.	10-Q	001-36323	11/8/2017	10.2
10.5(D)	Third Amendment to Lease, effective August 17, 2017, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.	10-Q	001-36323	11/8/2017	10.3
10.6(A)#	Achaogen, Inc. Amended and Restated 2003 Stock Plan, as amended.	S-8	333-195348	4/17/2014	99.1
10.6(B)#	Amendment to Amended and Restated 2003 Stock Plan, as amended.	10-K	001-36323	3/16/2015	10.8(B)
10.6(C)#	Form of Stock Option Agreement under Achaogen, Inc. Amended and Restated 2003 Stock Plan.	S-1	333-193559	1/24/2014	10.1(B)
10.7(A)#	Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-8	333-195348	4/17/2014	99.3
10.7(B)#	Form of Stock Option Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-1/A	333-193559	2/12/2014	10.2(B)
10.7(C)#	Form of Restricted Stock Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-1/A	333-193559	2/12/2014	10.2(C)
10.7(D)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	10-K	001-36323	3/15/2016	10.18(D)
10.8#	Achaogen, Inc. 2014 Employee Stock Purchase Plan.	S-8	333-195348	4/17/2014	99.7
10.9(A)#	Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-Q	001-36323	11/8/2017	10.1

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number
10.9(B)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/16/2015	10.11(B)
10.9(C)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/15/2016	10.10(C)
10.10#	Change in Control Plan.	S-1	333-193559	1/24/2014	10.14
10.11#	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	333-193559	2/12/2014	10.3
10.12#	Offer Letter, dated January 24, 2011, by and between the registrant and Kenneth J. Hillan M.B., Ch.B.	S-1	333-193559	1/24/2014	10.10
10.13#	Offer Letter, dated June 23, 2014, by and between the registrant and Ian Friedland, M.D.	10-Q	001-36323	8/11/2014	10.1
10.14#	Offer Letter, dated August 12, 2015, between Achaogen, Inc. and Blake Wise.	10-Q	001-36323	11/5/2015	10.5
10.15#	Offer Letter, dated May 13, 2014, between Achaogen, Inc. and Zeryn Sarpangal.	10-K	001-36323	3/15/2016	10.16
10.16#	Offer Letter, dated May 3, 2016, by and between Achaogen, Inc. and Tobin Schilke	10-Q	001-36323	8/11/2016	10.4
10.17#	Offer Letter, dated October 19, 2016, between Achaogen, Inc. and Gary Loeb.	10-K	001-36323	3/14/2017	10.18
10.18#	Form of Change in Control Severance Agreement	10-K	001-36323	3/14/2017	10.20
10.19#	Transition and Separation Agreement, dated March 15, 2017, by and between the Company and Dr. Ian Friedland.	10-Q	001-36323	5/8/2017	10.1
10.20	Consulting Agreement, dated March 15, 2013, as amended, by and between the Company and Planet Pharma, LLC.	10-Q	001-36323	5/8/2017	10.2
10.21	Loan and Security Agreement, dated August 5, 2015, by and between Achaogen, Inc. and Solar Capital Ltd.	10-Q	001-36323	8/10/2015	10.3
10.22	Success Fee Agreement, dated August 5, 2015, by and between Achaogen, Inc. and Solar Capital Ltd.	10-Q	001-36323	8/10/2015	10.4
10.23	Registration Rights Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the investors signatory thereto.	S-3	333-212253	6/24/2016	99.1
10.24	Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.	10-Q	001-36323	8/11/2016	10.3

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number
10.25†	Letter Agreement by and between the Bill & Melinda Gates Foundation and the Company, dated May 4, 2017.	10-Q	001-36323	8/8/2017	10.1
10.26†	Validation and Manufacturing Agreement, dated March 5, 2017, by and between the Company and Hovione Limited.	10-Q	001-36323	5/8/2017	10.3
10.27(A)†	Collaborative Development and Commercialization Agreement, dated April 26, 2016, by and between the Company and Microgenics Corporation.	10-Q	001-36323	5/8/2017	10.5
10.27(B)**	Amendment #1, dated November 29 2017, to the Collaborative Development and Commercialization Agreement, dated April 26, 2016, by and between the Company and Microgenics Corporation.					X
10.28	Loan and Security Agreement, dated February 26, 2018, by and between the Company and Silicon Valley Bank					X
12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
23.2	Consent of Latham & Watkins LLP (included in Exhibit 5.1).					X
24.1	Power of Attorney (included on signature page hereto).					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.
#	Indicates management contract or compensatory plan.
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

**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2018	ACHAOGEN, INC.

	By:	/s/ Blake Wise
Blake Wise
Chief Executive Officer (principal executive officer)

Date: February 27, 2018	ACHAOGEN, INC.

	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Blake Wise, Tobin C. Schilke and Gary Loeb his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake Wise	Chief Executive Officer and Director	February 27, 2018
Blake Wise	(Principal Executive Officer)

/s/ Tobin C. Schilke	Chief Financial Officer	February 27, 2018
Tobin C. Schilke	(Principal Financial and Accounting Officer)

/s/ Bryan E. Roberts	Chairman of the Board of Directors	February 27, 2018
Bryan E. Roberts, Ph.D.

/s/ Karen Bernstein	Director	February 27, 2018
Karen Bernstein, Ph.D.

/s/ John C. Doyle	Director	February 27, 2018
John C. Doyle

/s/ Michael Fischbach	Director	February 27, 2018
Michael Fischbach, Ph.D.

/s/ Kenneth J. Hillan	President, R&D, President, Achaogen and Director	February 27, 2018
Kenneth J. Hillan, M.B., Ch.B.

/s/ Kent E. Lieginger	Director	February 27, 2018
Kent E. Lieginger, Pharm.D.

/s/ John W. Smither	Director	February 27, 2018
John W. Smither

/s/ Gregory Stea	Director	February 27, 2018
Gregory Stea

/s/ Halley Gilbert	Director	February 27, 2018
Halley Gilbert