Form 10-Q
period 2018-03-31
Achaogen Inc
filed 2018-05-07
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or reviewed accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2018, there were 44,796,291 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Achaogen, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,898	$145,219
Short-term investments	49,100	19,572
Contracts receivable	1,789	1,357
Prepaids and other current assets	8,944	6,367
Restricted cash	6,998	5,891
Total current assets	161,729	178,406
Property and equipment, net	17,228	14,810
Restricted cash	1,320	3,855
Other long-term assets	2,828	—
Total assets	$183,105	$197,071
Liabilities, contingently redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,870	$6,862
Accrued liabilities	14,657	15,441
Loan payable, current portion	—	12,500
Deferred revenue	1,545	2,100
Total current liabilities	23,072	36,903
Loan payable, long-term	24,472	9,457
Warrant liability	12,161	9,774
Derivative liability	830	686
Deferred rent	9,477	8,289
Total liabilities	70,012	65,109
Commitments and contingencies (Note 10)
Contingently redeemable common stock (Note 9)	10,000	10,000
Stockholders' equity
Common stock, $0.001 par value, 290,000,000 shares authorized at March 31, 2018 and December 31, 2017; 44,791,564 and 42,515,015 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	45	42
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in-capital	523,141	494,758
Accumulated deficit	(420,067)	(372,838)
Accumulated other comprehensive loss	(26)	—
Total stockholders’ equity	103,093	121,962
Total liabilities, contingently redeemable common stock and stockholders’ equity	$183,105	$197,071

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Operations

(In thousands except share and per share data)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Contract revenue	$2,143	$7,463
Operating expenses
Research and development	30,911	18,597
General and administrative	15,069	6,751
Total operating expenses	45,980	25,348
Loss from operations	(43,837)	(17,885)
Interest expense	(604)	(706)
Change in warrant and derivative liabilities	(2,531)	(14,956)
Loss on debt extinguishment	(819)	-
Other income, net	562	288
Net loss	$(47,229)	$(33,259)
Basic and diluted net loss per common share	$(1.06)	$(0.93)
Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	44,356,570	35,725,876

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(47,229)	$(33,259)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	(26)	(52)
Total comprehensive loss	$(47,255)	$(33,311)

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(47,229)	$(33,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	561	113
Amortization of (discount) premium on short-term investments	(97)	(42)
Stock-based compensation expense	4,245	2,911
Change in warrant and derivative liabilities	2,531	14,956
Loss on debt extinguishment	819	—
Non-cash interest expense relating to notes payable	97	207
Change in operating assets and liabilities:
Contracts receivable	(432)	6,285
Prepaids and other assets	(2,577)	(6,810)
Other long-term assets	(2,828)	—
Accounts payable and accrued liabilities	(2,434)	2,316
Deferred revenue	(555)	—
Other liabilities	1,188	(95)
Net cash used in operating activities	(46,712)	(13,418)
Cash flows from investing activities:
Purchase of property and equipment	(1,321)	(1,185)
Purchase of short-term investments	(49,057)	(86,759)
Maturities of short-term investments	19,600	19,256
Net cash used in investing activities	(30,778)	(68,688)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	24,002	—
Payments of issuance costs, related to underwritten public offering	—	(42)
Proceeds from the issuance of common stock in connection with equity incentive plans	139	535
Proceeds from exercise of stock warrants	—	288
Proceeds from loan payable, net of issuance costs	24,432	—
Repayment of loan payable	(22,833)	—
Net cash provided by financing activities	25,740	781
Net increase in cash, cash equivalents, and restricted cash	(51,749)	(81,325)
Cash, cash equivalents, and restricted cash at beginning of period	154,965	119,341
Cash, cash equivalents, and restricted cash at end of period	$103,216	$38,016
Supplemental disclosures of cash flow information
Interest paid	$507	$499
Supplemental disclosures of noncash investing and financing information
Reclassification of warrant liability to additional paid-in capital	$—	$1,521
Purchases of property plant and equipment included in deferred rent	$—	$3,794
Purchases of property plant and equipment included in accounts payable and accrued expenses	$1,658	$—

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

March 31, 2018

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

The Company is developing plazomicin, its lead product candidate, for the treatment of bacterial infections due to MDR Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (“CRE”). On January 2, 2018, the Company announced the acceptance of a New Drug Application (“NDA”) for substantive review by the U.S. Food and Drug Administration (“FDA) for plazomicin, seeking approval to treat complicated urinary tract infections (“cUTI”), including acute pyelonephritis (“AP”) and bloodstream infections (“BSI”) due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options.

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

The Company is also developing an orally-available antibacterial candidate, C-Scape, a combination of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved β-lactamase inhibitor to address a serious unmet need for an effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. On January 2, 2018, the Company announced positive Phase 1 top-line results and continues to do additional development on C-Scape including a Phase 1 Clinical Pharmacology study.

The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all its resources to identifying and developing its product candidates and preparing for their commercialization, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of  December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

Liquidity and Going Concern

On April 7, 2015, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an at-the-market (“ATM”) equity offering program under which Cowen acts as sales agent. During the three-month period ended March 31, 2018, the Company sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million. As of March 31, 2018, the Company had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement.

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

In September 2017, the Company was awarded a contract (the “C-Scape Contract”) valued at up to $18.0 million in grant funding from the Biomedical Advanced Research and Development Authority (“BARDA”) to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million.

On February 26, 2018, the Company entered into a new loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to the Company term loans with an aggregate principal amount of up to $50.0 million, $20.9 million of which was used to repay our loan with Solar Capital Ltd., $4.1 million of which was provided to us on February 26, 2018 and $25.0 million of which remains available for borrowing.

On February 27, 2018, the Company filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of the Company’s common stock in ATM offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”).

The Company has incurred losses and negative cash flows from operations every year since its inception.  As of March 31, 2018, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $144.0 million and an accumulated deficit of approximately $420.1 million. The Company believes that its existing cash, cash equivalents and short-term investments, together with the additional $25.0 million term loan available under our loan and security agreement with Silicon Valley Bank, will be sufficient to fund its current planned operations for at least the next twelve months from the filing of this report. The Company plans to raise additional funds through equity or debt financing, government contracts, third party collaborations or other sources to permit additional investments in the commercialization of plazomicin and continued research and development efforts. These funding sources may not be available at terms acceptable to the Company or at all. If the Company is unable to raise additional funding, a reduction in the scope of its research and development programs and other operations may become necessary.

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

Cash and Cash Equivalents

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of March 31, 2018 and December 31, 2017, cash and cash equivalents consisted of bank deposits, cash, commercial paper, money market funds, cash repurchase agreement investments and overnight cash sweep investments in government money market funds.

Short-term Investments

Short-term investments consist of debt securities with maturities greater than three months, but less than one year from the date of acquisition, and are classified as available for sale. Short-term investments are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a component of net unrealized (loss) on available-for-sale securities in the Company's consolidated statements of comprehensive loss. The amortized cost of debt securities reflects amortization of purchase premiums and accretion of purchase discounts to date, which are included in interest income.

The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value.

Restricted Cash

At March 31, 2018 and December 31, 2017, the Company had restricted cash of $8.3 million and $9.7 million, respectively. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$94,898	$145,219
Restricted cash, current	6,998	5,891
Restricted cash, non-current	1,320	3,855
Total cash, cash equivalents, and restricted cash	$103,216	$154,965

In May 2017, the Company received $13.2 million of funding from the Gates Foundation from the Grant Funds and Gates Investment (see Note 1). The Letter Agreement restricts the Company’s use to expenditures that are reasonably attributable to the activities required to support the research projects funded by the Gates Foundation, including an allocation of overhead and administrative expenses. As of March 31, 2018 and December 31, 2017, the Company had $7.8 million and $9.2 million, respectively, of restricted cash related to the cash provided by the Gates Foundation. As of March 31, 2018 and December 31, 2017, the Company had $0.5 million of restricted cash, which relates to the Company’s facility leases.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker regarding resource allocation and assessing performance. The Company has one operating segment.

Customer Concentration

For the three-month periods ended March 31, 2018 and 2017, the Company’s revenue was generated from funding pursuant to U.S. government contracts and a non-profit foundation grant. All contracts receivable relate to funding from U.S. government contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking, overnight sweep and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of March 31, 2018 and December 31, 2017, the Company had not experienced any credit losses in such accounts or investments.

Revenue Recognition

The Company evaluated Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC 606) and determined that the government contracts and non-profit foundation grant are not in scope as the government entities and foundations are not customres under the agreements. For services performed under these contracts and grant agreements, the Company recognizes revenue when: (i) evidence of an arrangement exists, (ii) fees are fixed or determinable, (iii) services have been delivered, and (iv) collectability is reasonably assured. The Company currently generates revenue from government contracts and a non-profit foundation grant. Government contracts provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from government contracts is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the government contracts have been met. Costs of contract revenue are recorded as a component of operating expenses in the Company’s consolidated statements of operations.

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

For certain research and development services where the Company has not yet been invoiced or otherwise notified of actual cost from the third-party contracted service providers, the Company is required to estimate the extent of the services that have been performed on the Company’s behalf and the associated costs incurred at each reporting period. The majority of the service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of the accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of the estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued research and development expenses include services from:

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. As of March 31, 2018 and December 31, 2017, the Company did not have any impairment charges.

Warrant Liability

On June 3, 2016, the Company issued warrants to purchase 1,999,999 shares of its common stock pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) in connection with a private placement financing transaction (the “Private Placement”). Each warrant has an exercise price of $3.66 per share and is exercisable for five years from the date of issuance. The Company accounts for these warrants as a liability instrument measured at estimated fair value. The initial fair value of the warrants was determined using a calibration model that involved using the Black-Scholes Pricing Model ("Black-Scholes"), which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the condensed consolidated statements of operations. As of March 31, 2018, a warrant to purchase 1,178,782 shares of the Company’s common stock remains outstanding and unexercised.

Contingently Redeemable Common Stock

In May 2017, the Company agreed to sell 407,331 shares of its contingently redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55 (see Note 1). Common stock with embedded redemption features that are settled at the option of the holder, are considered redeemable common stock. Redeemable common stock is considered to be temporary equity and presented in a section between liabilities and equity on the Company’s consolidated balance sheets. Subsequent adjustment of the amount presented in temporary equity is required only if the Company determines that it is probable that the instrument will become redeemable. Upon termination of the redemption features, the redeemable common stock is reclassified into equity. As of March 31, 2018, 407,331 shares of contingently redeemable common stock remain as temporary equity.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award requires the Company to apply modification accounting. This ASU will be effective for the Company for annual reporting periods, including interim reporting periods, beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 noting it did not have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilties, which includes provisions to accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The amended guidance requires equity securities, except for those accounted for under the equity method of accounting, with determinable fair values to be measured at fair with changes in fair value recognized in net income (loss). This ASU will be effective for the Company for annual reporting periods, including interim reporting periods, beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018 noting it did not have a material impact on the Company’s financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has provided a reasonable estimate in the notes to the consolidated financial statements.

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

For the three-month periods ended March 31, 2018 and 2017, potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive, as of March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Shares subject to options to purchase common stock	6,032,808	4,470,187
Restricted stock units	1,201,246	800,658
Shares subject to warrants to purchase common stock	1,196,296	1,231,659

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that are measured at estimated fair value on a recurring basis consist of a derivative liability in connection with the loan repaid in February 2018 and a warrant liability in connection with the Private Placement.

As of March 31, 2018 and December 31, 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Restricted cash	8,318	—	—	8,318
Money market funds	37,445	—	—	37,445
U.S. Treasury bills	19,889	—	(5)	19,884
Subtotal	65,652	—	(5)	65,647
Level 2:				—
Commercial paper	42,365	—	—	42,365
Corporate securities	19,325	—	(21)	19,304
Other debt securities	25,000	—	—	25,000
Subtotal	86,690	—	(21)	86,669
Total	$152,342	$—	$(26)	$152,316
Reported as:
Cash and cash equivalents				$94,898
Short-term investments				$49,100
Restricted cash				$8,318

Liabilities, Level 3
Warrant Liability				$12,161
Derivative Liability				$830
Total				$12,991

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Restricted cash	9,746	—	—	9,746
Money market funds	58,769	—	—	58,769
U.S. Treasury bills	4,992	—	—	4,992
Subtotal	73,507	—	—	73,507
Level 2:
Commercial paper	46,040	—	—	46,040
U.S. agency securities	4,990	—	—	4,990
Other debt securities	50,000	—	—	50,000
Subtotal	101,030	—	—	101,030
Total	$174,537	$—	$—	$174,537
Reported as:
Cash and cash equivalents				$145,219
Short-term investments				$19,572
Restricted cash				$9,746

Liabilities, Level 3
Warrant Liability				$9,774
Derivative Liability				$686
Total				$10,460

The amortized cost and estimated fair value of the debt securities by contractual maturity are summarized as follows:

	As of March 31, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$144,025	$143,999	$164,791	$164,791
Due after one year through five years	-	-	-	-
Total debt securities	$144,025	$143,999	$164,791	$164,791

All available-for-sale securities held as of March 31, 2018 had maturities less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of debt securities that were in unrealized loss positions totaled $39.2 million as of March 31, 2018. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month period ended March 31, 2018.

Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the "Success Fee") if the Company obtains approval to market plazomicin from the FDA. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The estimated fair value of the Success Fee is recorded as a derivative liability and included in other long-term liabilities on the accompanying consolidated balance sheet. As of March 31, 2018 the derivative liability increased by $0.1 million to $0.8 million from December 31, 2017, primarily as a result of a change in the estimated cost of debt and the time value of money, which is presented as a component of change in warrant and derivative liabilities in the Company’s condensed consolidated statements of operations.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. as a result of FDA approval to market plazomicin, and ii) a discount rate of 5.8% which was derived from the Company's estimated cost of debt, updated to reflect the new loan and security agreement with Silicon Valley Bank. The estimated fair value of the derivative liability is most sensitive to a change in the discount rate. If the discount rate decreased by 5%, the fair value of the derivative liability as of March 31, 2018 would change by approximately $0.1 million. For the three-month period ended March 31, 2018, there were no material changes to the key assumptions used in the calculation of the estimated fair value other than the decrease in the discount rate from 13% to 5.8%. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

Pursuant to the Private Placement (see Note 2), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66 per share. The Company classified these warrants as a liability measured at fair value using Black-Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. On June 3, 2016, the closing date of the Private Placement, the $2.6 million initial estimated fair value of the warrants was recorded as a warrant liability on the accompanying condensed consolidated balance sheet. At March 31, 2018 and December 31, 2017, the estimated fair values of the outstanding warrants were approximately $12.2 million and $9.8 million, respectively. The change in the estimated fair value is primarily due to the change in the Company's stock price and is included in changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

The fair value of the warrant liability is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs, including the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. At March 31, 2018 and December 31, 2017, the estimated fair values of the warrants were determined using Black-Scholes with the following assumptions:

	March 31, 2018	December 31, 2017
Expected volatility	80%	80%
Expected term	3.2 years	3.4 - 4.3 years
Risk-free interest rate	2.4%	1.6 - 2.0%
Dividend yield	—%	—%

The expected volatility is based on the Company's expected volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the share price change by 5%, the fair value of the warrant liability as of March 31, 2018 would change by approximately $0.7 million.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations and were as follows for the three-month period ended March 31, 2018 (in thousands):

	Estimated Fair Value of Warrant Liability	Estimated Fair Value of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2017	$9,774	$686
Change in estimated fair value of warrant liability	2,387	—
Change in estimated fair value of derivative liability	—	144
Balance of Level 3 Liabilities at March 31, 2018	$12,161	$830

.

4. Balance Sheet Components

Prepaids and other current assets

Prepaids and other current assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred manufacturing costs	$6,041	$4,317
Prepaid expenses	2,152	1,755
Other current assets	751	295
	$8,944	$6,367

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Office equipment	$1,658	$863
Laboratory equipment	7,184	6,663
Leasehold improvements	9,526	9,355
Construction-in-progress	2,532	1,040
	20,900	17,921
Less: accumulated depreciation	(3,672)	(3,111)
Property and equipment, net	$17,228	$14,810

Depreciation and amortization expense for the three-month periods ended March 31, 2018 and 2017 was $0.6 million and $0.1 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued clinical and development expenses	$5,229	$6,480
Payroll and related bonus expenses	4,656	6,281
Other	4,772	2,680
	$14,657	$15,441

5. License and Collaboration Agreements

Thermo Fisher Scientific, Inc.

In April 2016, the Company entered into an agreement with its collaboration partner, Microgenics Corporation (“Thermo Fisher”), a wholly owned subsidiary of Thermo Fisher Scientific, Inc., to develop and commercialize an assay to support plazomicin. If approved, the Company and Thermo Fisher plan to have a commercial assay for plazomicin available at launch to enable healthcare professionals to make decisions on safe and efficacious doses of plazomicin. In accordance with the terms of the agreement, the Company is required to make milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than approximately $6.8 million. In further consideration of this agreement, in the event of a successful commercialization of the assay, the Company is required to pay a minimum threshold annual revenue to Thermo Fisher.

As of March 31, 2018, the Company has incurred $3.8 million in milestone payments and these costs were fully recorded as research and development expense. The Company recorded $0.1 million and $0.2 million of research and development expense during the three-month periods ended March 31, 2018 and 2017, respectively.

Crystal Biosciences, Inc.

In May 2016, the Company entered into a collaboration and license agreement with Crystal Biosciences, Inc. (“Crystal”). Pursuant to the terms of this agreement, the Company and Crystal agreed to collaborate on the discovery of monoclonal antibodies against multiple targets. Crystal agreed to conduct the initial discovery work with its antibody platform and the Company has the right to develop and commercialize the antibodies discovered through this collaboration. The Company is required to provide signing and milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than approximately $20.6 million. The upfront signing fee, technology access fees and research funding were recorded as research and development expense. This collaboration and license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of the commercialized product. In 2017, Ligand Pharmaceuticals Incorporated (“Ligand”) acquired Crystal and the platform became a part of the OmniAb platform. This acquisition does not materially impact the Company’s ongoing collaboration.

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

Through March 31, 2018, the Company had compensated Ionis $7,000,000 in connection with the first three milestones under the license for the first aminoglycoside product candidate. As of March 31, 2018, the Company had no outstanding payments due under the license.

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

Bill & Melinda Gates Foundation

In May 2017, the Company entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). The Gates Foundation awarded the Company up to approximately $10.5 million in grant funding (“Grant Funds”) over a three-year research term, of which approximately $3.2 million of committed funding was received in May 2017 (the “Advance Funds”). The Advance Funds are

replenished by the Gates Foundation each calendar year, or sooner, following the Company’s submission of a progress report, including expenses incurred for the research activities. Under certain conditions, as described in the Grant Agreement, the Gates Foundation may terminate the Grant Agreement and the Company is obligated to return to the Gates Foundation any unused portion of the Advance Funds. In accordance with the Company’s significant accounting policies, the Advance Funds are recorded as deferred revenue. As of March 31, 2018, the Company has recorded revenue of $1.6 million under this agreement.

The Company recorded contract revenue of $0.6 million and zero, respectively under this agreement during the three-month periods ended March 31, 2018 and 2017.

Biomedical Advanced Research and Development Authority

In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for diseases caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27.6 million for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. As of March 31, 2018, the original contract and the three-exercised options and modifications total $124.4 million of obligated funding, of which a total of $124.3 million has been recorded as revenue, with $0.1 million remaining available from the committed funding under this BARDA contract.

In September 2017, the Company was awarded the C-Scape Contract (the “C-Scape Contract”) valued at up to $18.0 million from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. As of March 31, 2018, the Company has recorded revenue of $2.4 million, with $9.6 million remaining available from the committed funding under the C-Scape Contract.

The Company recorded contract revenue of $1.5 million and $7.1 million under these agreements during the three-month periods ended March 31, 2018 and 2017, respectively.

7. Borrowings

Solar Capital Ltd. Loan Agreement

On August 5, 2015, the Company entered into a loan and security agreement (the “Solar Loan Agreement”) with Solar Capital Ltd. (the “Solar Capital”) pursuant to which Solar Capital agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019. An initial $15.0 million term loan was funded at closing on August 5, 2015, and a second $10.0 million term loan was funded on June 20, 2016. Borrowings under the term loans bore interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The obligation also included a final fee of $2.0 million, representing 8% of the term loan currently funded, which accreted over the life of the loan as interest expense. On February 26, 2018, the Company terminated the Solar Loan Agreement and repaid the outstanding principal and accrued interest expense of $20.9 million. For the three-month period ended March 31, 2018, the Company recorded a loss from debt extinguishment of $0.8 million as the difference between the net carrying amount of the Solar Capital debt and the amount paid.

On August 5, 2015, pursuant to the Solar Loan Agreement, the Company entered into a Success Fee Agreement with Solar Capital under which the Company agreed to pay Solar Capital $1.0 million if the Company obtains FDA approval to market plazomicin. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The estimated fair value of the Success Fee is recorded as a derivative liability and included in other long-term liabilities on the accompanying consolidated balance sheet.

Silicon Valley Bank Loan Agreement

On February 26, 2018, the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement provides for (i) a $25.0 million Term A loan facility with a maturity of five years (the “Term A Loan”) and (ii) an up to $25.0 million Term B loan facility, which may be drawn, subject to certain conditions, by the Company during the first 12 months after February 26, 2018 ( the “Term B Loans” and collectively, with the Term A Loan, the “Term Loans”). Each Term B Loan has a maturity of four years. As of March 31, 2018, the Company received initial funding from the Term A Loan of $25.0 million, which was primarily used to repay the Company’s prior loan agreement with Solar Capital.

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

The Company is permitted to make interest-only payments on the Term A Loan through February 2020 and the Term B Loans for the first twenty-four (24) months following the funding date of each respective Term B Loan after which the Company will be required to repay the Term A Loan in 36 consecutive equal monthly installments of principal and repay any Term B Loans in 24 consecutive equal monthly installments of principal. The Company is obligated to pay a fee equal to 6.00% of the funded Term Loans upon the earliest to occur of the maturity date, the prepayment or repayment of such Term Loans or the termination of the Loan Agreement. The final payment fee of $1.5 million, which represents 6% of the funded Term A Loan is accreted under the effective interest method over the life of the loan as interest expense. The Company may voluntarily prepay all, but not less than all, of the outstanding Term Loans. The Term Loans are secured by substantially all of the Company’s assets, except for its intellectual property which is subject to a negative pledge and certain other customary exclusions. The Loan Agreement contains customary representations, warranties and covenants. The Company is required to have cash on deposit at Silicon Valley Bank equal to the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB. If at any time the Company’s aggregate balances at SVB are less than the foregoing, the Company is required to deposit at SVB cash collateral in an amount equal to the outstanding Term A Loan. As of March 31, 2018, the Company had maintained the compensating balance of $48.0 million, which was included in cash and cash equivalents on the consolidated balance sheet.

Pursuant to the SVB Loan Agreement, the Company incurred $1.2 million of debt issuance costs related to external legal and transaction fees. The Company recorded $0.6 million of debt issuance costs as a direct deduction from the carrying value of the Term A Loan which are amortized as interest expense using the effective-interest method over the term of the Term A Loan.  The remaining $0.6 million of debt issuance costs related to the unfunded Term B Loan is recorded in Prepaids and Other Current Assets on the consolidated balance sheet and is amortized on a straight-line basis over the draw period of the Term B Loan.

Future principal debt payments on the currently outstanding SVB loan are payable as follows (in thousands):

March 31, 2018
2018	$—
2019	—
2020	6,944
2021	8,333
2022	8,333
Thereafter (1)	2,889
Total principal and final fee payments	26,500
Unamortized debt issuance costs and final fee	(2,028)
Loan payable, long-term	$24,472
(1) Includes $1.5 million final fee payment

The Company recorded interest expense related to the loans of $0.6 million and $0.7 million for the three-month periods ended March 31, 2018 and 2017, respectively.

8. Stockholders' Equity

Stockholders’ Equity

On April 7, 2015, the Company filed a Registration Statement on Form S-3 (the “2015 Shelf Registration Statement”), which included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of the Company’s common stock from time to time in an ATM equity offering. The Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.

During the three-month period ended March 31, 2018, the Company sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million. As of March 31, 2018, the Company had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement.

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

On February 27, 2018, the Company filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of its common stock in ATM offerings pursuant to a Common Stock Sales Agreement (the “2018 Sales Agreement”) entered into with Cowen and Company, LLC on February 27, 2018. As of March 31, 2018 $50.0 million of common stock remained available to be sold under the 2018 Sales Agreement, subject to certain conditions specified therein.

Warrants

During 2012 and 2011, the Company issued warrants to Oxford Finance LLC and SVB to purchase 20,016 and 10,008 shares, respectively, of its Series C convertible preferred stock at an exercise price of $11.99 per share. The warrants were issued in connection with a loan and security agreement, which was repaid in full in June 2014. Immediately prior to the closing of the Company’s initial public offering, these warrants automatically converted into warrants exercisable for shares of common stock, resulting in the reclassification of the related preferred stock warrant liabilities to additional paid-in capital.

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

As of March 31, 2018 the following warrants to purchase shares of common stock were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Oxford Finance LLC	4/30/2012	Loan agreement	Common stock	11,676	$11.99	11/1/2021
Oxford Finance LLC	11/1/2011	Loan agreement	Common stock	5,838	$11.99	11/1/2021
Growth Equity Opportunities Fund IV, LLC	6/3/2016	Private Placement	Common stock	1,178,782	$3.66	6/3/2021
				1,196,296

Warrants outstanding as of March 31, 2018 and December 31, 2017 have a weighted-average exercise price of $3.78

Equity Incentive Plans

2014 Equity Incentive Award Plan

In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective January 1, 2018, the compensation committee of the board of directors approved an evergreen increase of 1,700,600 shares that may be granted in accordance with the terms of the 2014 Plan. As of March 31, 2018, 1,011,679 shares were available for future issuance under the 2014 Plan.

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

2014 Employment Commencement Incentive Plan

In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, RSUs, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company.  As of March 31, 2018, a total of 2,050,000 shares of common stock have been authorized under the Inducement Plan. As of March 31, 2018, 19,680 shares were available for future issuance under the Inducement Plan.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective January 1, 2018, the compensation committee of the board of directors approved an evergreen increase of 318,863 shares that may be granted in accordance with the terms of the ESPP. As of March 31, 2018, 411,716 shares of common stock have been issued to employees participating in the ESPP and 593,814 shares are available for issuance under the ESPP.

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

The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of March 31, 2018 and December 31, 2017 there were no shares subject to repurchase relating to the early exercise of options.

In connection with the board of directors’ and stockholders’ approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of March 31, 2018, a total of 825,543 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

The following table summarizes stock option activity under the stock plans and related information:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2017	4,838,598	$11.63
Options granted	1,350,091	$10.68
Options exercised	(19,616)	$7.07
Options cancelled	(136,265)	$12.28
Balance, March 31, 2018	6,032,808	$11.42

The following table summarizes RSU activity under the stock plans and related information:

	RSU Awards Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Market Value
Balance, December 31, 2017	891,232	$14.34
RSUs granted	473,883	$10.69
RSUs released	(112,479)	$16.95
RSUs cancelled	(51,390)	$12.07
Balance, March 31, 2018	1,201,246	$12.76

Stock-based compensation expense recognized for the three-month periods ended March 31, 2018 and 2017 in the Company’s condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$2,258	$1,602
General and administrative	1,976	1,090
Total	$4,234	$2,692

Stock-based compensation expense for the three-month period ended March 31, 2017 includes $0.7 million of expense that relates to the stock options and restricted stock units held by the former Chief Medical Officer, which were modified upon his resignation in March 2017.

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

In connection with the Manufacturing Agreement, the Company executed certain work plans to carry out the validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans obligated the Company to make upfront and nonrefundable advance payments which have been capitalized as prepaid and other current assets and other long-term assets and will be recognized as research and development expenses as goods are delivered and/or services are performed. The Company assesses such prepaid and other current assets and other long-term assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. As of March 31, 2018 and December 31, 2017, the Company has recorded approximately $7.3 million and $4.3 million, respectively as prepaid and other current assets and other long-term assets and, during the three-month periods ended March 31, 2018 and 2017, has recognized $0.3 million and $0.9 million, respectively, as research and development expenses, related to the Work Plans. Further, the Work Plans include certain terms that require the Company to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of March 31, 2018, $10.8 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $28.2 million.

Facilities Lease Obligation

In August 2016, the Company entered into a non-cancelable agreement (the "Lease") to lease 47,118 square feet of office, laboratory and research and development space (the “Original Space”) for the Company's new principal executive offices in South San Francisco. In July 2017, the Company entered into an amendment (the “Lease Amendment”) to lease an additional 51,866 square feet of space (the “Expansion Space”) for a total of 98,984 square feet (the “Premises”). The Lease commenced in March 2017, after the substantial completion of certain improvements ("Tenant Improvements") required under the Lease and the Company moved into the Original Space in April 2017. The lease for 18,888 square feet of the Expansion Space commenced in August 2017 and the remainder 32,978 square feet commenced in January 2018. The lease term for the Premises is through January 31, 2028 (the “Lease Term”) and contains an option to extend the Lease Term for an additional 5 years. Base rent for the first year for the Original Space is approximately $2.9 million. The base rent increases approximately 3.5% in each subsequent year of the Lease Term. The Lease also provides for rent abatement of approximately $1.8 million and $2.0 million for the first year of the Lease Term for the Original Space and Expansion Space, respectively.

The Company has a one-time improvement allowance of $5.7 million for the Tenant Improvements (the "Original Allowance"). The Landlord disbursed the Original Allowance for the Tenant Improvements on behalf of the Company. At its election, the Company is also entitled to an additional improvements allowance of $0.9 million ("Original Additional Allowance"). Effective August 17, 2017, the Company elected to use the Original Additional Allowance and the base rent was increased by an aggregate of $1.7 million over the Lease Term. As of March 31, 2018, the Company has recorded approximately $6.6 million within leasehold improvements under property, plant and equipment, net in the condensed consolidated balance sheet related to costs incurred under the Original Allowance and the Original Additional Allowance. The Lease Amendment provides for a one-time improvement allowance of $1.0 million for certain tenant improvements and, at its election, the Company is also entitled to an additional improvements allowance of $1.5 million (“Expansion Additional Allowance”). In the event the Company elects to use the Expansion Additional Allowance, the base rent will be increased as calculated in the Lease Amendment. Pursuant to the Lease Amendment, the Company holds the option to pay the balance of the Original Additional Allowance and Expansion Additional Allowance in full any time within the first 36 months of the Lease Term.

Future minimum lease payments under the operating leases as of March 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2018	$3,713
2019	6,201
2020	6,418
2021	6,645
2022	6,877
Thereafter	38,780
Total minimum lease payments	$68,634

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $1.5 million and $0.2 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of March 31, 2018 and December 31, 2017.

11. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the three months ended March 31, 2018 or 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of March 31, 2018, the Company has not completed the accounting for the tax effects as a result of the Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and recognized a provisional amount of $40.9 million as of December 31, 2017. In some cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the Act. In all cases, the Company will continue to make and refine its calculations as additional analysis and more thorough understanding of the tax law is completed.

Pursuant to SAB 118 (regarding the application of ASC 740 associated with the enactment of the Act), the Company remeasured certain tax assets and liabilities based on the rates the Company expects them to reverse in the future, which is generally 21%. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was $40.9 million as of December 31, 2017, which was fully offset by a valuation allowance.

12. Subsequent Event

On April 26, 2018, the Company entered into an agreement with CARB-X (Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator), under which the Company was awarded $2.4 million, with a possibility of up to $9.6 million in additional funding based on achievement of certain project milestones. The funding was awarded to support the development of a next-generation broad-spectrum aminoglycoside antibiotic capable of overcoming clinically-relevant resistance mechanisms and potentially treating highly-resistant gram-negative pathogens such as the Enterobacteriaceae family, Acinetobacter baumannii, and Pseudomonas aeruginosa.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On May 23, 2017, we announced that the FDA granted Breakthrough Therapy designation (“BTD”) for plazomicin for the treatment of BSI caused by certain Enterobacteriaceae in patients who have limited or no alternative treatment options. BTD was created by the FDA to expedite the development and review of drugs that target serious or life-threatening conditions.  On January 2, 2018, we announced the acceptance of a New Drug Application (“NDA”) for substantive review by the U.S. Food and Drug Administration (“FDA”) for plazomicin, seeking approval to treat cUTI, including acute pyelonephritis (“AP”) and BSI due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options. The NDA is supported by data from two Phase 3 clinical trials, EPIC (Evaluating Plazomicin In cUTI) and CARE (Combating Antibiotic Resistant Enterobacteriaceae). The FDA has accepted review of the NDA and has granted the NDA Priority Review as well as set a Prescription Drug User Fee Act (“PDUFA”) target action date of June 25, 2018. As part of our NDA review process, on May 2, 2018, the Antimicrobial Drugs Advisory Committee (“Committee”) of the FDA voted 15 to 0 in plazomicin’s favor that there was substantial evidence of the safety and effectiveness for the treatment of cUTI and 11 to 4 against plazomicin that there was not substantial evidence for the treatment of BSI in patients with limited or no treatment options. The FDA is not bound by the Committee’s votes but takes its input into consideration when reviewing marketing applications.We expect a commercial launch of plazomicin in the United States in 2018, if our NDA is approved. We also intend to submit an application for marketing authorization (“MAA”) in the European Union (“EU”) in 2018.

Plazomicin received Qualified Infectious Disease Product (“QIDP”) designation from the FDA, which provides incentives for the development of new antibiotics, including priority review and an extension by an additional five years of any existing non-patent market exclusivity the product may be awarded upon approval. We have global commercialization rights to plazomicin, which has patent protection in the United States currently estimated from 2030 to 2032.

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

In January 2018, we announced positive Phase 1 top-line results for our orally-administered antibacterial candidate, C-Scape, which is a combination of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved β-lactamase inhibitor. We believe that C-Scape has the potential to address a serious unmet need for an effective oral treatment for patients with cUTI, including AP, caused by ESBL-producing Enterobacteriaceae. The Phase 1 top-line results demonstrated that, in healthy subjects, C-Scape was well tolerated across all doses studied, with no drug-drug interactions observed between the previously approved compounds when dosed in combination. Since completing the Phase 1 clinical trial, pharmacokinetic/pharmacodynamic (PK/PD) modeling using Phase 1 PK and preclinical study data indicate that additional development work is needed, including an additional Phase 1 Clinical Pharmacology study. Given the additional work necessary to optimize the likelihood of Phase 3 and commercial success, our single Phase 3 study will not be initiated in 2018 as we previously had anticipated. Our C-Scape program is funded in part by a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for up to $18.0 million, of which $12.0 million is committed. The C-Scape drug combination was granted QIDP designation by the FDA for the treatment of cUTI, including AP, in January 2017. We currently plan to leverage a 505(b)(2) regulatory path to support the potential initiation of a single pivotal phase 3 trial.

Our research and development pipeline includes small molecule and antibody programs that target gram-negative pathogens as well as other disease areas. These programs include our collaboration with the Bill & Melinda Gates Foundation which provides for up to $20.5 million in grant funding and equity investments, of which $13.2 million in funding and a $10.0 million equity investment has been provided to further develop our antibody platform and discover monoclonal antibody candidates against gram-negative bacteria, including those that cause neonatal sepsis.

Financial Overview

Contract Revenue

Our contract revenue represents services performed for the development of our product candidates under non-profit foundation and U.S. government contracts (collectively, the “Revenue Contracts”). For the three-month periods ended March 31, 2018 and 2017, contract revenue was $2.1 million and $7.5 million. We have derived all of our revenue to date from funding provided under the Revenue Contracts in connection with the development of our product candidates.

Bill & Melinda Gates Foundation. In May 2017, we entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis. The Gates Foundation awarded up to approximately $10.5 million in grant funding over a three-year research term, of which approximately $3.2 million of funding was received in May 2017.

For the three-month period ended March 31, 2018, total revenue recognized under the Gates Foundation contract was $0.6 million. We did not recognize any revenue from the Gates Foundation for the three-month period ended March 31, 2017.

Biomedical Advanced Research and Development Authority (BARDA). We have received funding for our lead product candidate, plazomicin, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services, for the

development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, plazomicin as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract (the “BARDA-plazo Contract”) provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. As of March 31, 2018 the total committed funding under our BARDA-plazo Contract is $124.4 million. Through March 31, 2018, a total of $124.3 million was recorded as revenue under this BARDA-plazo Contract, with $0.1 million of funding remaining.

In September 2017, BARDA awarded us funding to support the development, including Phase 1 and Phase 3 clinical studies and manufacturing and analytical testing, of C-Scape. This contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under this contract is $12.0 million, including subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. Through March 31, 2018, a total of $2.4 million was recorded as revenue under this BARDA contract, with $9.6 million of funding remaining

For the three-month periods ended March 31, 2018 and 2017, total revenue recognized under the BARDA contracts was $1.5 million and $7.1 million, respectively.

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

Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as an expense as the goods are delivered or the related services are performed. Prior to any approval of plazomicin, all commercial manufacturing of inventory has been recognized as research and development expense.

Further, we expect to continue to incur substantial expenses for the foreseeable future related to our research and development activities as we continue research programs and the development of our product candidates. Further, we expect to continue to incur substantial research and development expenses in the future as we continue to support plazomicin, C-Scape development and our pre-clinical pipeline.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

During the three-month period ended March 31, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the Three-Month Period Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	Change
Contract revenue	$2,143	$7,463	$(5,320)
Operating expenses
Research and development	30,911	18,597	12,314
General and administrative	15,069	6,751	8,318
Total operating expenses	45,980	25,348	20,632
Loss from operations	(43,837)	(17,885)	(25,952)
Interest expense	(604)	(706)	102
Change in warrant and derivative liabilities	(2,531)	(14,956)	12,425
Loss on debt extinguishment	(819)	—	(819)
Other income, net	562	288	274
Net loss	$(47,229)	$(33,259)	$(13,970)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue decreased $5.4 million to $2.1 million in the three-month period ended March 31, 2018 from $7.5 million in the comparable period in 2017. This decrease was primarily due to lower BARDA contract revenues related to the plazomicin program.

Research and Development Expenses

Research and development expenses increased $12.3 million to $30.9 million in the three-month period ended March 31, 2018 from $18.6 million in the comparable period in 2017. This was primarily due to increases of $9.8 million in personnel and facility related costs as net headcount increased by 73 employees in our research and development organization since March 2017 these increases in personnel and facility related costs include $0.5 million for stock-based compensation expense, $1.7 million in the external expenses related to our plazomicin program, mainly attributable to the manufacturing of plazomicin, $0.4 million in external expenses related to C-Scape, and $0.4 million in external non-clinical costs for other research programs.

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

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Research and development expenses by program:
Plazomicin	$19,462	$12,244	$7,218
C-Scape	4,837	2,650	$2,187
Other research programs	6,612	3,703	2,909
Total research and development expenses	$30,911	$18,597	$12,314

General and Administrative Expenses

General and administrative expenses increased $8.3 million to $15.1 million for the three-month period ended March 31, 2018 from $6.8 million for the comparable period in 2017. The increase in general and administrative expenses was primarily due to an increase of $5.5 million in personnel and facility related costs, which includes $0.9 million for stock-based compensation expense, as net headcount increased by 39 employees since March 2017, an increase of $2.2 million in costs to prepare for commercialization of plazomicin and $0.6 million in consulting and professional fees.

Interest Expense

Interest expense was $0.6 million and $0.7 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities decreased by $12.5 million to $2.5 million for the three-month period ended March 31, 2018 from a $15.0 million expense for the comparable period in 2017. The decrease is primarily due to the change in the estimated fair value of the warrant liability, which decreased mainly due to the change in our stock price.

Liquidity and Capital Resources

Since our inception, we have financed our operations with the proceeds from our initial public offering (“IPO”) of our common stock, proceeds from the underwritten public offering of our common stock, proceeds from sales of our common stock through the use of our ATM equity offering program, private placements of our equity securities and certain debt-related financing arrangements. In addition, we have historically received funding provided under U.S. government contracts and non-profit foundations in connection with the development of our product candidates.

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

On August 5, 2015, we entered into a loan and security agreement with Solar Capital Ltd., pursuant to which Solar Capital Ltd. agreed to make available to us term loans with an aggregate principal amount of up to $25.0 million, $15.0 million of which was provided to us on August 5, 2015 and $10.0 million of which was provided to us on June 20, 2016. On February 26, 2018, we terminated the loan and security agreement with Solar Capital Ltd. and repaid $20.9 million of the outstanding principal and interest.

On April 7, 2015, we entered into a Common Stock Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. During the three-month period ended March 31, 2018, we sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million. As of March 31, 2018, we had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement.

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

We have never been profitable and have incurred net losses in each year since the commencement of our operations. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and associated general and administrative costs. We expect to incur substantial losses from operations in the foreseeable future as we advance plazomicin, C-Scape and other product candidates through preclinical and clinical development, seek regulatory approval, and prepare for, if approved, commercialization. We believe that our existing cash, cash equivalents and short-term investments, together with the additional $25.0 million term loan available under our loan and security agreement with Silicon Valley Bank, will be sufficient to fund our current planned operations for at least the next twelve months from the filing of this report. We plan to raise additional funds through equity or debt financing, government contracts, third party collaborations or other sources to permit additional investments in the commercialization of plazomicin and continued research and development efforts. These funding sources may not be available at terms acceptable to us or at all. If we are unable to raise additional funding, a reduction in the scope of our research and development programs and other operations may become necessary. We perform all of our manufacturing in conjunction with third parties. Additionally, we currently utilize third-party clinical research organizations (“CROs”) to carry out our clinical development and are building a sales organization in preparation for commercial launch of plazomicin expected in 2018, if our NDA is approved by the PDUFA date. We will need substantial additional funding to support our operating activities and adequate funding may not be available to us on acceptable terms, or at all.

Cash Flows

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(46,712)	$(13,418)
Net cash used in investing activities	(30,778)	(68,688)
Net cash provided by financing activities	25,740	781
Net decrease in cash, cash equivalents and restricted cash	$(51,749)	$(81,325)

Cash Flows from Operating Activities

Net cash used in operating activities was $46.7 million for the three-month period ended March 31, 2018. The primary use of cash was to fund our operations related to the research and development of our product candidates and to prepare for commercialization of plazomicin. Our net loss from operations in the three-month period ended March 31, 2018 of $47.2 million was partially offset by non-cash charges of $4.2 million for stock-based compensation, $2.5 million for the revaluation of the warrant and derivative liabilities, $0.5 million for depreciation and amortization, $0.1 million for non-cash interest expense, $0.8 million for the loss on debt extinguishment and a change in net operating assets and liabilities of $7.6 million. The change in net operating assets and liabilities was primarily due to an increase in contract receivables, an increase in prepaid expenses and other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for plazomicin, and increase in accounts payable and accrued liabilities partially offset by an increase in deferred revenue, as a result of the Advance Funds received under the grant agreement with the Gates Foundation.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $30.8 million for the three-month period ended March 31, 2018. The net cash used in investing activities during the three-month period ended March 31, 2018 is primarily a result of purchases in excess of maturities of short-term investments of $29.5 million and purchases of property, plant and equipment of $1.3 million related to expansion at our corporate headquarters and to facilitate our research and development activities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $25.7 million for the three-month period ended March 31, 2018. The net cash provided by financing activities during the three-month period ended March 31, 2018 includes $24.0 million of net proceeds, after deducting issuance costs for the sale of common stock through ATM equity offerings in which Cowen and Company, LLC acted as sales agent, $0.1 million from the issuance of common stock pursuant to our equity incentive plans, $24.4 million, net of issuance costs, from the term loan provided by Silicon Valley Bank, partially offset by a $22.8 million principal repayment on the term loans provided by Solar Capital Ltd.

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

Plan of Operations and Future Funding Requirements

We expect to incur substantial expenditures in the foreseeable future for research, development and potential commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our clinical development of plazomicin and C-Scape, the advancement of our research and development programs and the preparation for commercialization of plazomicin. We believe that our existing cash, cash equivalents and short-term investments, together with the additional $25.0 million term loan available under our loan and security agreement with Silicon Valley Bank, will be sufficient to fund our current planned operations for at least the next twelve months from the filing of this report.

We plan to raise additional funds through equity or debt financing, government contracts, third party collaborations or other sources to permit additional investments in the commercialization of plazomicin and continued research and development efforts. These funding sources may not be available at terms acceptable to us or at all. If we are unable to raise additional funding, a reduction in the scope of our research and development programs and other operations may become necessary. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Silicon Valley Bank and our pledge to Silicon Valley Bank of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Silicon Valley Bank with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies.

The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from approved products like plazomicin (if approved);
•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin and C-Scape;
•	the type, number, costs and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay or related diagnostic to support therapeutic drug monitoring;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including any supplemental applications relating to our NDA for plazomicin;
•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018, except as noted below:

•

In February 2018, we entered into a new loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $50.0 million. The previous loan and security agreement with Solar Capital Ltd. with a long-term debt obligation of $22.8 million was repaid in February 2018 and the new long-term debt obligation is comprised of $25.0 million due by February 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have not been any material changes to our exposure to market risk during the three-month ended March 31, 2018. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three-months ended March 31, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of products and have incurred losses in each year since we commenced operations in 2004. All of our product candidates are in development, and none has been approved for sale. In the years ended December 31, 2017 and 2016 and the three-month period ended March 31, 2018, we derived all of our revenue from non-profit foundation and government contracts for research and development. We will seek continued revenue from such contracts and additional sources of public health funding. Revenues from such contracts and other sources can be uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other contracts that will generate significant cash. Our net losses for the years ended December 31, 2017 and 2016 were $125.6 million and $71.2 million, respectively. Our net losses for the three-month periods ended March 31, 2018 and 2017 were $47.2 million and $33.3 million , respectively. As of March 31, 2018, we had an accumulated deficit of $420.1 million.

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

•	acquire or in-license other products, product candidates and technologies.

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

In addition, our product development and commercialization program includes the development of an in vitro diagnostic (“IVD”) assay or related diagnostic which must be developed and would need to successfully complete a clinical performance study in order to be approved or cleared for marketing by the FDA and certain other foreign regulatory agencies and then be commercialized concurrently with plazomicin in the associated markets for the appropriate populations. If we are unable to develop, receive marketing approval for plazomicin or an IVD assay or related diagnostic assays in a timely manner or at all, we could experience significant delays to successfully commercialize plazomicin, which would materially and adversely affect our business, financial condition, and results of operations.

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

As of March 31, 2018, we had working capital of $138.7 million and unrestricted cash, cash equivalents and short-term investments of $144.0 million. We expect that our existing cash, cash equivalents and short-term investments, together with the additional $25.0 million term loan available under our loan and security agreement with Silicon Valley Bank, will be sufficient to fund our current planned operations for at least the next twelve months from the filing of this report.

We plan to raise additional funds through equity or debt financing, government contracts, third party collaborations or other sources to permit additional investments in the commercialization of plazomicin and continued research and development efforts. These funding sources may not be available at terms acceptable to us or at all. If we are unable to raise additional funding, a reduction in the scope of our research and development programs and other operations may become necessary. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Silicon Valley Bank and our pledge to Silicon Valley Bank of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of Silicon Valley Bank with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from approved products like plazomicin (if approved);
•	the size, timing and type of the nonclinical and clinical studies that we decide to pursue in the development of our product candidates, including plazomicin and C-Scape;
•	the type, number, costs and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay or related diagnostic to support therapeutic drug monitoring;
•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals, including any supplemental applications relating to our NDA for plazomicin;
•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
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

Future capital requirements will also depend on the extent to which we acquire or invest in additional businesses, products and technologies. We currently have no commitments or agreements relating to any of these types of transactions.

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

We submitted an NDA for plazomicin in October 2017 and we announced acceptance by the FDA in January 2018. We plan on a commercial launch of plazomicin in the U.S. in 2018, if our NDA is approved. We also plan to submit an MAA to the EMA for plazomicin in 2018.

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

It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of a plazomicin assay during the development and regulatory approval process. We, or our other current or future collaboration partners may encounter difficulties in developing, obtaining regulatory clearance or approval for, and manufacturing of, an assay with appropriate quality standards, similar to those we face with respect to our drug product candidates themselves. Failure to overcome these hurdles could have an adverse effect on our ability to obtain regulatory clearance or approval for or to obtain market acceptance for and to commercialize an IVD assay or plazomicin. Failure to have a drug management assay available for plazomicin could impact our ability to launch or optimize commercialization of plazomicin.

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

We intend to pursue clinical trials and, if successful, seek FDA approval through the 505(b)(2) regulatory pathway for our product candidate, C-Scape, which is a combination of two previously FDA-approved drugs. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, (the “FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for C-Scape as anticipated, we may need to conduct additional clinical trials beyond our current expectations, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for C-Scape would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than C-Scape, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for C-Scape, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, it is possible competitors or others will file citizens’ petitions with the FDA in an attempt to persuade the FDA that C-Scape, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors or others could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

In October 2017, we submitted an NDA to the FDA for plazomicin seeking approval to treat cUTI, including AP, and BSI due to certain Enterobacteriaceae in patients who have limited or no alternative treatment options. The FDA has accepted the NDA for substantive review and set a PDUFA target action date of June 25, 2018. On May 2, 2018, the Antimicrobial Drugs Advisory Committee of the FDA voted 15 to 0 in plazomicin’s favor that there was substantial evidence of the safety and effectiveness for the treatment of cUTI and 11 to 4 against plazomicin that there was not substantial evidence for the treatment of bloodstream infections in patients with limited or no treatment options. Although advisory commitees provide recommendations to the FDA, the FDA itself makes final decisions on issues related to plazomicin. This is the first NDA we have submitted and we have not previously had any NDAs accepted for filing or submitted similar drug approval filings to comparable foreign authorities, for any product candidate. We cannot be certain that plazomicin will receive regulatory approval in a timely manner, or at all. Further, plazomicin may not receive regulatory approval even though it was successful in certain clinical trials and even when an advisory committee votes in favor of its approval. If we do not receive regulatory approval for plazomicin, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market plazomicin, our revenue from this approval will be dependent, in part, upon our or a commercial partner’s ability to obtain regulatory clearance or approval of an IVD assay or related diagnostic to be used with plazomicin, as well as upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.

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

Even if we receive approval of an NDA or foreign regulatory filing for plazomicin, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve plazomicin for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of plazomicin. For example, if our NDA for plazomicin is approved, we anticipate the U.S. label will indicate that plazomicin is for use in patients with infections that have limited or no alternative treatment options. In addition, we believe that the label will include in vitro data against antibiotic resistant pathogens in the microbiology section of the drug label.  However, the FDA may approve a label that omits this in vitro data or that limits plazomicin to a more limited indication, a narrower patient population, or restrictions in connection with a TDM, which may harm our ability to successfully commercialize plazomicin, if approved. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of plazomicin and would materially adversely impact our business and prospects. Any other product candidate we advanced to the marketing approval stage would also be subject to the risks delineated above.

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

We cannot predict to what extent bacteria may develop resistance to plazomicin, C-Scape, or other pipeline candidates, or how resistance could spread, which could affect the revenue potential for plazomicin, C-Scape or future products.

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

We have applied for a a New Technology Add-On Payment (“NTAP”) from the Centers for Medicare and Medicaid Services (“CMS”) for plazomicin. On April 24, 2018, CMS released the Fiscal Year (“FY”) 2019 Inpatient Prospective Payment System (“IPPS”) proposed rule. The proposed rule raises multiple issues with respect to our NTAP application, including but not limited to our ability to satisfy the three criteria for NTAP eligibility. Comments are due on the proposed rule by June 25, 2018. If granted, we expect NTAP could remain in effect for up to three years depending on if and when we receive this designation. There are no assurances that we will be successful in obtaining an add-on payment for plazomicin or retaining such add-on payment beyond the initial year even if granted.

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

If an effective distribution process is not established for plazomicin and any associated IVD assays, which includes cold-chain logistics, our business may be adversely affected.

We do not currently have the infrastructure necessary for distributing pharmaceutical products to patients. We have contracted with a third-party logistics company to warehouse and distribute plazomicin, and we will require plazomicin to be maintained at a controlled temperature for some of the distribution chain. Similarly, Thermo Fisher will be responsible for warehousing and distributing an IVD assay associated with plazomicin, which will also require cold-chain logistics. If we or Thermo Fisher are unable to effectively establish and manage the distribution process of plazomicin or an associated IVD assay, the commercial launch and sales of plazomicin and an associated IVD assay may be delayed or severely compromised and our results of operations may be harmed.

In addition, the use of third party distributors, including with respect to cold-chain logistics for plazomicin and an associated IVD assay, involves certain risks, including, but not limited to, risks that distributors or pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using plazomicin or the IVD assay, or complaints regarding them;
•	not effectively sell or support plazomicin or an associated IVD assay with sufficient cold storage;

•	reduce their efforts or discontinue to sell or support plazomicin or the IVD assay;
•	not devote the resources necessary to sell plazomicin or the IVD assay in the volumes and within the time frames that we expect;
•	be unable to satisfy financial obligations to us or others; or
•	cease operations.

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

In addition to the GAIN Act, the 21st Century Cures Act was signed into law in December 2016. This act establishes a new mechanism to help streamline the development programs for certain antibacterial and antifungal drugs that are intended to treat serious or potentially fatal infections in limited populations of patients where unmet need exists due to lack of available therapies. This mechanism, referred to as the limited population pathway for certain antibacterial and antifungal drugs, would permit FDA to rely on data primarily targeting these limited populations and approve such drugs for limited patient populations, notwithstanding a lack of evidence to fully establish a favorable benefit-risk profile in a population that is broader than the intended limited population. The statement “Limited Population” would appear prominently next to the drug’s name in labeling, which would provide notice to healthcare providers that the drug is indicated for use in a limited and specific population of patients. The limited population statement, additional labeling statements describing the data, and FDA review of promotional materials, are intended to help assure these drugs are used narrowly to treat these serious and life-threatening infections while additional evidence is generated to assess safety and effectiveness for broader use. The 21st Century Cures Act also provides a mechanism to establish, update, and communicate susceptibility test interpretive criteria for antimicrobial drugs. Although the 21st Century Cures Act and other contemplated acts in this space can help or support us, they also increase competition in the market for antimicrobials and provide incentives for the potential of new competitors in this disease area

Many of our competitors have materially greater name recognition and financial, manufacturing, marketing, research and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors.

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

As of May 2, 2018, we had 234 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize plazomicin or other product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our business strategy requires that we:

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

As of March 31, 2018, our management believes our internal controls were effective, and our independent auditors have attested that the operation of our internal controls was effective as of December 31, 2017, however there can be no assurance that management and our independent auditors will be able to make similar reports in the future. We cannot assure that the measures we took in response to this material weakness are sufficient to avoid potential future material weaknesses.

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

Recently enacted legislation has significantly changed U.S. federal income tax laws, including by reducing the U.S. corporate income tax rate and introducing new rules relating to international taxation, and could have an adverse effect on our business, financial condition and results of operations. The legislation is complex and is unclear in many respects, is subject to potential amendments and technical corrections, and is subject to interpretation and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. We will continue to evaluate the effect of the various domestic and international provisions of this legislation and any additional interpretive guidance that is issued.

Risks Related to Our U.S. Government Contracts and to Certain Grant Agreements

Our use of government funding for certain of our programs adds uncertainty to our research and commercialization efforts with respect to those programs and may impose requirements that increase the costs of commercialization and production of product candidates developed under those government-funded programs.

Our development of products has been funded in significant part through contracts with BARDA. We are also receiving funding from the National Institute of Allergy and Infectious Diseases (“NIAID”) for one of our pre-clinical programs and we in the past received funding for other programs from the Defense Threat Reduction Agency and from NIAID. Contracts funded by the U.S. government and its agencies include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

•

federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products, and;

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

•	announcements relating to the receipt, modification or termination of government contracts or grants, or the timing of payments we may receive under these arrangements;
•	success of our competitors in discovering, developing or commercializing products;
•	delay or failure to successfully develop, validate and obtain regulatory clearance or approval of plazomicin IVD assay or related diagnostic;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims related to our clinical trials or product candidates;
•	prevailing economic conditions;
•	business disruptions caused by earthquakes or other natural disasters;

•	disputes concerning our intellectual property or other proprietary rights;
•	litigation or the threat of litigation;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	healthcare reform measures in the United States or other countries;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;
•	fluctuations in our quarterly operating results; and
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

As of May 2, 2018, our executive officers, directors, and their respective affiliates beneficially owned approximately 7% of our outstanding voting stock.  Accordingly, these stockholders may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. For example, on April 7, 2015, we filed a Registration Statement on Form S-3 (the “ 2015 Shelf Registration Statement”), covering the offering of up to $150 million of common stock, preferred stock, debt securities, warrants, purchase contracts and units. The 2015 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $30.0 million of shares of our common stock from time to time in “at the market” (“ATM”) offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “Sales Agreement”) on April 7, 2015. During the three-month period ending March 31, 2018, we sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million. As of March 31, 2018, we had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement. On May 31, 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock, at a price of $22.50 per share, including the full exercise of the underwriters’ option to purchase an additional 750,000 shares of common stock on June 9, 2017. We received net proceeds from the offering of $121.2 million, after deducting the underwriting discounts and commissions and offering expenses. On February 27, 2018, we filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, we filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of our common stock in ATM offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”) on February 27, 2018.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of May 2, 2018 , we have outstanding a total of 44,796,291 shares of common stock. Other than any shares held by our directors, officers and certain existing investors, all of these are currently freely tradable.

In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (our “2003 Plan”) or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our “2014 Plan”), our 2014 Employment Commencement Incentive Plan (our “Inducement Plan”) and our 2014 Employee Stock Purchase Plan (our “ESPP”), in each case, as of March 31, 2018, 8,859,227 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

As of May 2, 2018, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 17,514 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

None.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	333-193559	3/10/2014	4.1
4.3	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.5	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.6	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
4.7	Form of Warrant, issued pursuant to the Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.	S-3	333-212253	6/24/2016	4.3
10.1	Loan and Security Agreement, dated February 26, 2018, by and between the Company and Silicon Valley Bank.	10-K	001-36323	2/27/2018	10.28
10.2#	Form of Executive Severance Agreement.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Date: May 7, 2018	ACHAOGEN, INC.

	By:	/s/ Blake Wise
Blake Wise
Chief Executive Officer (principal executive officer)

Date: May 7, 2018	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer (principal financial and accounting officer)