Form 10-Q
period 2018-06-30
Achaogen Inc
filed 2018-08-06
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, there were 45,209,423 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Achaogen, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,291	$145,219
Short-term investments	37,244	19,572
Contracts receivable	1,458	1,357
Prepaids and other current assets	9,056	6,367
Restricted cash	5,757	5,891
Total current assets	116,806	178,406
Property and equipment, net	20,611	14,810
Restricted cash	1,206	3,855
Other long-term assets	4,074	—
Total assets	$142,697	$197,071
Liabilities, contingently redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$6,578	$6,862
Accrued liabilities	23,508	15,441
Loan payable, current portion	—	12,500
Deferred revenue	696	2,100
Total current liabilities	30,782	36,903
Loan payable, long-term	24,622	9,457
Warrant liability	7,477	9,774
Derivative liability	938	686
Deferred rent	9,962	8,289
Total liabilities	73,781	65,109
Commitments and contingencies (Note 10)
Contingently redeemable common stock (Note 9)	10,000	10,000
Stockholders' equity
Common stock, $0.001 par value, 290,000,000 shares authorized at June 30, 2018 and December 31, 2017; 45,012,053 and 42,515,015 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	45	42
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in-capital	528,909	494,758
Accumulated deficit	(470,036)	(372,838)
Accumulated other comprehensive loss	(2)	—
Total stockholders’ equity	58,916	121,962
Total liabilities, contingently redeemable common stock and stockholders’ equity	$142,697	$197,071

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Operations

(In thousands except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Contract revenue	$2,562	$1,266	$4,705	$8,729
Operating expenses
Research and development	36,930	22,199	67,840	40,797
General and administrative	20,478	8,860	35,547	15,609
Total operating expenses	57,408	31,059	103,387	56,406
Loss from operations	(54,846)	(29,793)	(98,682)	(47,677)
Interest expense	(295)	(723)	(900)	(1,430)
Change in warrant and derivative liabilities	4,576	4,225	2,045	(10,731)
Loss on debt extinguishment	-	-	(819)	-
Other income, net	596	221	1,158	510
Net loss	$(49,969)	$(26,070)	$(97,198)	$(59,328)
Net loss per common share
Basic	$(1.11)	$(0.68)	$(2.18)	$(1.61)
Diluted	$(1.20)	$(0.78)	$(2.19)	$(1.61)
Weighted-average shares used to calculate net loss per common share
Basic	44,865,861	38,072,763	44,612,623	36,905,802
Diluted	45,691,646	39,092,279	45,425,617	36,905,802

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(49,969)	$(26,070)	$(97,198)	$(59,328)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	24	17	(2)	(36)
Total comprehensive loss	$(49,945)	$(26,053)	$(97,200)	$(59,364)

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(97,198)	$(59,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,287	424
Amortization of (discount) premium on short-term investments	(250)	(65)
Stock-based compensation expense	8,630	6,424
Loss on fixed asset disposition	—	54
Change in warrant and derivative liabilities	(2,045)	10,730
Loss on debt extinguishment	819	—
Non-cash interest expense relating to notes payable	247	420
Change in operating assets and liabilities:
Contracts receivable	(101)	11,034
Prepaids and other assets	(2,689)	(5,550)
Other long-term assets	(4,074)	—
Accounts payable and accrued liabilities	5,989	(819)
Deferred revenue	(1,404)	2,968
Other liabilities	1,673	310
Net cash used in operating activities	(89,116)	(33,398)
Cash flows from investing activities:
Purchase of property and equipment	(5,294)	(3,221)
Purchase of short-term investments	(55,521)	(92,759)
Maturities of short-term investments	38,097	33,406
Net cash used in investing activities	(22,718)	(62,574)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	24,002	121,199
Proceeds from issuance of contingently redeemable common stock, net of issuance costs	—	10,000
Proceeds from the issuance of common stock in connection with equity incentive plans	1,522	1,709
Proceeds from exercise of stock warrants	—	288
Proceeds from loan payable, net of issuance costs	24,432	—
Repayment of loan payable	(22,833)	—
Net cash provided by financing activities	27,123	133,196
Net increase in cash, cash equivalents, and restricted cash	(84,711)	37,224
Cash, cash equivalents, and restricted cash at beginning of period	154,965	119,341
Cash, cash equivalents, and restricted cash at end of period	$70,254	$156,565
Supplemental disclosures of cash flow information
Interest paid	$653	$1,010
Supplemental disclosures of noncash investing and financing information
Reclassification of warrant liability to additional paid-in capital	$—	$1,521
Purchases of property plant and equipment included in deferred rent	$—	$3,794
Purchases of property plant and equipment included in accounts payable and accrued expenses	$1,794	$—

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

June 30, 2018

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation and Consolidation

Achaogen, Inc. (together with its consolidated subsidiary, the “Company”) is a biopharmaceutical company passionately committed to discovering, developing and commercializing innovative antibacterial agents for multi-drug resistant (“MDR”) gram-negative infections. On June 25, 2018, the U.S. Food and Drug Administration (“FDA”) approved the Company’s first commercial product ZEMDRI™ (plazomicin) for adults with complicated urinary tract infections (“cUTI”), including pyelonephritis, caused by certain Enterobacteriaceae in adult patients with limited or no alternative treatment options.  ZEMDRI is an intravenous (“IV”) infusion, administered once daily over a 30-minute IV.  The approval of ZEMDRI was supported by data from the EPIC (“Evaluating Plazomicin in cUTI”) clinical trial, which evaluated the safety and efficacy of plazomicin in patients with serious infections caused by gram-negative pathogens. ZEMDRI became commercially available in July 2018.  The Company has global commercialization rights to ZEMDRI, which has patent protection in the United States estimated through 2032.

The Company is also developing C-Scape as a product candidate, an orally administered antibiotic to address a serious unmet need for an effective oral treatment for patients with cUTI, including pyelonephritis, caused by extended spectrum beta-lactamases (“ESBL”)-producing Enterobacteriaceae. C-Scape is a beta-lactam/beta-lactamase inhibitor combination comprised of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved beta-lactamase inhibitor. On January 2, 2018, the Company announced positive Phase 1 top-line results and continues to do additional development on C-Scape including a Phase 1 Clinical Pharmacology study to improve the likelihood of clinical and commercial success.

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of  December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

Liquidity and Going Concern

On April 7, 2015, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an at-the-market (“ATM”) equity offering program under which Cowen acted as sales agent. During the six-month period ended June 30, 2018, the Company sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million, of which all sales took place during the three-month period ended March 31, 2018. As of June 30, 2018, the Company had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement.

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

On February 26, 2018, the Company entered into a new loan and security agreement with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to make available to the Company term loans with an aggregate principal amount of up to $50.0 million, $20.9 million of which was used to repay our loan with Solar Capital Ltd., $4.1 million of which was provided to us on February 26, 2018 and $25.0 million of which remains available for borrowing until February 26, 2019.

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

On April 24, 2018, the Company was awarded $2.4 million, with a possibility of up to $9.6 million in additional funding based on achievement of certain project milestones, from CARB-X. The funding was awarded to support the development of a next-generation broad-spectrum aminoglycoside antibiotic capable of overcoming clinically-relevant resistance mechanisms and potentially treating highly-resistant gram-negative pathogens such as the Enterobacteriaceae family, Acinetobacter baumannii, and Pseudomonas aeruginosa.

The Company has incurred losses and negative cash flows from operations every year since its inception.  As of June 30, 2018, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $100.5 million and an accumulated deficit of approximately $470.0 million. Based on the Company’s available cash resources, the Company does not have sufficient funds to support current operations for at least the next twelve months from the filing of this report on Form 10-Q. This condition results in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to address this condition includes seeking additional funds through equity or debt financings, government contracts, third party collaborations, commercial sales of ZEMDRI or other sources to permit additional investments in the commercialization of ZEMDRI and continued research and development efforts. The Company may be unable to obtain equity or debt financings, government contracts, third party collaborations or other sources of additional investment and, if necessary, the Company will be required to implement further cost reduction strategies, including a reduction in the scope of our research and development programs and other operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. As of June 30, 2018, the Company had not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and government contracts. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed would adversely affect the Company’s business, results of operations, and financial condition.

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

Cash and Cash Equivalents

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of June 30, 2018 and December 31, 2017, cash and cash equivalents consisted of bank deposits, cash, commercial paper, money market funds, cash repurchase agreement investments and overnight cash sweep investments in government money market funds.

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

Restricted Cash

At June 30, 2018 and December 31, 2017, the Company had restricted cash of $7.0 million and $9.7 million, respectively. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$63,291	$145,219
Restricted cash, current	5,757	5,891
Restricted cash, non-current	1,206	3,855
Total cash, cash equivalents, and restricted cash	$70,254	$154,965

In May 2017, the Company received $13.2 million of funding from the Gates Foundation from the Grant Funds and Gates Investment (see Note 1). The Letter Agreement restricts the Company’s use to expenditures that are reasonably attributable to the activities required to support the research projects funded by the Gates Foundation, including an allocation of overhead and administrative expenses. As of June 30, 2018 and December 31, 2017, the Company had $6.4 million and $9.2 million, respectively, of restricted cash related to the cash provided by the Gates Foundation. As of June 30, 2018 and December 31, 2017, the Company had $0.5 million of restricted cash, which relates to the Company’s facility leases.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker regarding resource allocation and assessing performance. The Company has one operating segment.

Customer Concentration

For the three-month and six-month periods ended June 30, 2018 and 2017, the Company’s revenue was generated from funding pursuant to U.S. government contracts and a non-profit foundation grant. All contracts receivable relate to funding from U.S. government contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking, overnight sweep and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of June 30, 2018 and December 31, 2017, the Company had not experienced any credit losses in such accounts or investments.

Revenue Recognition

The Company evaluated Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC 606) and determined that the government contracts and non-profit foundation grant are not in scope as the government entities and foundations are not customers under the agreements. For services performed under these contracts and grant agreements, the Company recognizes revenue when: (i) evidence of an arrangement exists, (ii) fees are fixed or determinable, (iii) services have been delivered, and (iv) collectability is reasonably assured. The Company currently generates revenue from government contracts and a non-profit foundation grant. Government contracts provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from government contracts is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the government contracts have been met. Costs of contract revenue are recorded as a component of operating expenses in the Company’s consolidated statements of operations.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. As of June 30, 2018 and December 31, 2017, the Company did not have any impairment charges.

Warrant Liability

On June 3, 2016, the Company issued warrants to purchase 1,999,999 shares of its common stock pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) in connection with a private placement financing transaction (the “Private Placement”). Each warrant has an exercise price of $3.66 per share and is exercisable for five years from the date of issuance. The Company accounts for these warrants as a liability instrument measured at estimated fair value. The initial fair value of the warrants was determined using a calibration model that involved using the Black-Scholes Pricing Model ("Black-Scholes"), which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the condensed consolidated statements of operations. As of June 30, 2018, a warrant to purchase 1,178,782 shares of the Company’s common stock remains outstanding and unexercised.

Contingently Redeemable Common Stock

In May 2017, the Company agreed to sell 407,331 shares of its contingently redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55 (see Note 1). Common stock with embedded redemption features that are settled at the option of the holder, are considered redeemable common stock. Redeemable common stock is considered to be temporary equity and presented in a section between liabilities and equity on the Company’s consolidated balance sheets. Subsequent adjustment of the amount presented in temporary equity is required only if the Company determines that it is probable that the instrument will become redeemable. Upon termination of the redemption features, the redeemable common stock is reclassified into equity. As of June 30, 2018, 407,331 shares of contingently redeemable common stock remain as temporary equity.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which includes provisions to accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The amended guidance requires equity securities, except for those accounted for under the equity method of accounting, with determinable fair values to be measured at fair with changes in fair value recognized in net income (loss). This ASU will be effective for the Company for annual reporting periods, including interim reporting periods, beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018 noting it did not have a material impact on the Company’s financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss used to compute basic net loss per share	$(49,969)	$(26,070)	$(97,198)	$(59,328)
Less: Gain on private placement warrants	(4,684)	(4,246)	(2,297)	-
Net loss used to compute diluted net loss per share	$(54,653)	$(30,316)	$(99,495)	$(59,328)
Denominator:
Weighted-average shares used to compute basic net loss per share	44,865,861	38,072,763	44,612,623	36,905,802
Add: Private placement warrant shares	825,785	1,019,516	812,994	-
Weighted-average shares used to compute diluted net loss per share	45,691,646	39,092,279	45,425,617	36,905,802
Net loss per share:
Basic	$(1.11)	$(0.68)	$(2.18)	$(1.61)
Diluted	$(1.20)	$(0.78)	$(2.19)	$(1.61)

For the three-month and six-month periods ended June 30, 2018 and 2017, potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive, as of June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares subject to options to purchase common stock	6,134,950	4,594,682	6,134,950	4,594,682
Restricted stock units	1,202,694	814,627	1,202,694	814,627
Shares subject to warrants to purchase common stock	17,514	17,514	17,514	1,231,659

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

As of June 30, 2018 and December 31, 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Restricted cash	6,963	—	—	6,963
Money market funds	17,974	—	—	17,974
U.S. Treasury bills	14,967	—	—	14,967
Subtotal	39,904	—	—	39,904
Level 2:				—
Commercial paper	32,925	—	—	32,925
Corporate securities	12,671	—	(2)	12,669
Other debt securities	22,000	—	—	22,000
Subtotal	67,596	—	(2)	67,594
Total	$107,500	$—	$(2)	$107,498
Reported as:
Cash and cash equivalents				$63,291
Short-term investments				$37,244
Restricted cash				$6,963

Liabilities, Level 3
Warrant Liability				$7,477
Derivative Liability				$938
Total				$8,415

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Restricted cash	9,746	—	—	9,746
Money market funds	58,769	—	—	58,769
U.S. Treasury bills	4,992	—	—	4,992
Subtotal	73,507	—	—	73,507
Level 2:
Commercial paper	46,040	—	—	46,040
U.S. agency securities	4,990	—	—	4,990
Other debt securities	50,000	—	—	50,000
Subtotal	101,030	—	—	101,030
Total	$174,537	$—	$—	$174,537
Reported as:
Cash and cash equivalents				$145,219
Short-term investments				$19,572
Restricted cash				$9,746

Liabilities, Level 3
Warrant Liability				$9,774
Derivative Liability				$686
Total				$10,460

The amortized cost and estimated fair value of the debt securities by contractual maturity are summarized as follows:

	As of June 30, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$100,537	$100,535	$164,791	$164,791
Due after one year through five years	-	-	-	-
Total debt securities	$100,537	$100,535	$164,791	$164,791

All available-for-sale securities held as of June 30, 2018 had maturities less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The carrying value of debt securities that were in unrealized loss positions totaled $22.6 million as of June 30, 2018. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three-month and six month period ended June 30, 2018.

Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the "Success Fee") if the Company obtains approval to market ZEMDRI from the FDA. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The Company obtained FDA approval for ZEMDRI on June 26, 2018; therefore, the Success Fee is due on August 5, 2019. The estimated fair value of the Success Fee is recorded as a derivative liability and included in other long-term liabilities on the accompanying consolidated balance sheet. As of June 30, 2018 the derivative liability increased by $0.3 million to $0.9 million from December 31, 2017, primarily as a result of a change in the estimated cost of debt and the time value of money, which is presented as a component of change in warrant and derivative liabilities in the Company’s condensed consolidated statements of operations.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. as a result of FDA approval to market ZEMDRI, and ii) a discount rate of 5.8% which was derived from the Company's estimated cost of debt, updated to reflect the new loan and security agreement with SVB. The estimated fair value of the derivative liability is most sensitive to a change in the discount rate. If the discount rate decreased by 5%, the fair value of the derivative liability as of June 30, 2018 would change by approximately $0.1 million. For the three-month and six-month periods ended June 30, 2018, the changes to the key assumptions used in the calculation of the estimated fair value included a decrease in the discount rate from 13% to 5.8% and the Company received FDA approval to market ZEMDRI. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

Pursuant to the Private Placement (see Note 2), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66 per share. The Company classified these warrants as a liability measured at fair value using Black-Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. On June 3, 2016, the closing date of the Private Placement, the $2.6 million initial estimated fair value of the warrants was recorded as a warrant liability on the accompanying condensed consolidated balance sheet. At June 30, 2018 and December 31, 2017, the estimated fair values of the outstanding warrants were approximately $7.5 million and $9.8 million, respectively. The change in the estimated fair value is primarily due to the change in the Company's stock price and is included in changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

The fair value of the warrant liability is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs, including the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. At June 30, 2018 and December 31, 2017, the estimated fair values of the warrants were determined using Black-Scholes with the following assumptions:

	June 30, 2018	December 31, 2017
Expected volatility	85%	80%
Expected term	2.93 years	3.4 years
Risk-free interest rate	2.6%	2.0%
Dividend yield	—%	—%

The expected volatility is based on the Company's expected volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the share price change by 5%, the fair value of the warrant liability as of June 30, 2018 would change by approximately $0.5 million.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations and were as follows for the six-month period ended June 30, 2018 (in thousands):

	Estimated Fair Value of Warrant Liability	Estimated Fair Value of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2017	$9,774	$686
Change in estimated fair value of warrant liability	(2,297)	—
Change in estimated fair value of derivative liability	—	252
Balance of Level 3 Liabilities at June 30, 2018	$7,477	$938

4. Balance Sheet Components

Prepaids and other current assets

Prepaids and other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred manufacturing costs	$6,286	$4,317
Prepaid expenses	2,179	1,755
Other current assets	591	295
	$9,056	$6,367

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Office equipment	$1,953	$863
Laboratory equipment	8,247	6,663
Leasehold improvements	12,995	9,355
Construction-in-progress	1,814	1,040
	25,009	17,921
Less: accumulated depreciation	(4,398)	(3,111)
Property and equipment, net	$20,611	$14,810

Depreciation and amortization expense for the three-month periods ended June 30, 2018 and 2017 was $0.7 million and $0.3 million, respectively, and $1.3 million and $0.4 million, respectively, for the six-month periods ended June 30, 2018 and 2017.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued research and development expenses	$5,281	$6,480
Payroll and related bonus expenses	6,817	6,281
License Fees	7,500	—
Other	3,910	2,680
	$23,508	$15,441

5. License and Collaboration Agreements

Thermo Fisher Scientific, Inc.

In April 2016, the Company entered into an agreement with its collaboration partner, Microgenics Corporation (“Thermo Fisher”), a wholly owned subsidiary of Thermo Fisher Scientific, Inc., to develop and commercialize an assay to support ZEMDRI. The Company and Thermo Fisher are developing a commercial assay for ZEMDRI to enable healthcare professionals to make decisions on safe and efficacious doses of ZEMDRI for certain patients. In accordance with the terms of the agreement, the Company is required to make milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than approximately $6.8 million. In further consideration of this agreement, in the event of a successful commercialization of the assay, the Company is required to pay a minimum threshold annual revenue to Thermo Fisher.

As of June 30, 2018, the Company has incurred $4.0 million in milestone payments and these costs were fully recorded as research and development expense. The Company recorded $0.2 million and zero of research and development expense during the three-month periods ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.2 million for the six-month periods ended June 30, 2018 and 2017, respectively.

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

Ionis Pharmaceuticals

In January 2006, the Company entered into a license agreement with Ionis Pharmaceuticals, Inc. (“Ionis”). Ionis granted the Company an exclusive, worldwide license with the right to grant and authorize sublicenses related to the research and development of aminoglycoside products. As an up-front fee, the Company issued 97,402 shares of Series A convertible preferred stock at a fair value of $15.40 per share. This license fee of $1.5 million was recorded as research and development expense in 2006. In further consideration of this license, and in accordance with the terms of the agreement, the Company is required to make milestone payments with respect to development, regulatory and commercialization milestones, and to pay a percentage of revenue received from sublicensees (if any). All such milestone and sublicense revenue payments may total, in the aggregate, up to but no more than $19.5 million for the first product and $9.8 million following the second product commercialized under the agreement with Ionis. The Company is also required to pay additional milestone payments of up to $20.0 million in the aggregate upon the first achievement of specified threshold levels of annual net sales of all aminoglycoside products in a calendar year. The license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of all licensed products, including, if applicable, ZEMDRI.

As of June 30, 2018, the Company has incurred $14.5 million in milestone payments and these costs were fully recorded as research and development expense. In connection with the FDA approval of ZEMDRI, the Company recorded $7.5 million of research and development expense during the three- and six-month periods ended June 30, 2018 and zero during the three and six-month periods ended June 30, 2017.

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

Bill & Melinda Gates Foundation

In May 2017, the Company entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). The Gates Foundation awarded the Company up to approximately $10.5 million in grant funding (“Grant Funds”) over a three-year research term, of which approximately $3.2 million of committed funding was received in May 2017 (the “Advance Funds”). The Advance Funds are replenished by the Gates Foundation each calendar year, or sooner, following the Company’s submission of a progress report, including expenses incurred for the research activities. Under certain conditions, as described in the Grant Agreement, the Gates Foundation may terminate the Grant Agreement and the Company is obligated to return to the Gates Foundation any unused portion of the Advance Funds. In accordance with the Company’s significant accounting policies, the Advance Funds are recorded as deferred revenue. As of June 30, 2018, the Company has recorded revenue of $2.5 million under this agreement.

The Company recorded contract revenue of $0.8 million and $0.2 million, respectively during the three-month periods ended June 30, 2018 and 2017 and $1.4 million and $0.2 million, respectively for the six-month periods ended June 30, 2018 and 2017.

Biomedical Advanced Research and Development Authority

In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, ZEMDRI as a countermeasure for diseases caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27.6 million for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. As of June 30, 2018, the original contract and the three-exercised options and modifications total $124.4 million of obligated funding, of which a total of $124.4 million has been recorded as revenue, and an insignificant amount remains available under this BARDA contract.

In September 2017, the Company was awarded the C-Scape Contract (the “C-Scape Contract”) valued at up to $18.0 million from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. As of June 30, 2018 the Company has recorded revenue of $3.6 million, with $8.4 million remaining available from the committed funding under the C-Scape Contract.

The Company recorded contract revenue of $1.3 million and $0.6 million under these agreements during the three-month periods ended June 30, 2018 and 2017, respectively, and $2.7 million and $7.7 million during the six-month periods ended June 30, 2018 and 2017, respectively.

CARB-X

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

The Company recorded contract revenue of $0.5 million during the three and six-month periods ended June 30, 2018.

7. Borrowings

Solar Capital Ltd. Loan Agreement

On August 5, 2015, the Company entered into a loan and security agreement (the “Solar Loan Agreement”) with Solar Capital Ltd. (the “Solar Capital”) pursuant to which Solar Capital agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019. An initial $15.0 million term loan was funded at closing on August 5, 2015, and a second $10.0 million term loan was funded on June 20, 2016. Borrowings under the term loans bore interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The obligation also included a final fee of $2.0 million, representing 8% of the term loan currently funded, which accreted over the life of the loan as interest expense. On February 26, 2018, the Company terminated the Solar Loan Agreement and repaid the outstanding principal and accrued interest expense of $20.9 million. For the six-month period ended June 30, 2018, the Company recorded a loss from debt extinguishment of $0.8 million as the difference between the net carrying amount of the Solar Capital debt and the amount paid.

On August 5, 2015, pursuant to the Solar Loan Agreement, the Company entered into a Success Fee Agreement with Solar Capital under which the Company agreed to pay Solar Capital $1.0 million if the Company obtains FDA approval to market ZEMDRI. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained.  The Company obtained FDA approval for ZEMDRI on June 26, 2018; therefore, the Success Fee is due on August 5, 2019. The estimated fair value of the Success Fee is recorded as a derivative liability and included in other long-term liabilities on the accompanying consolidated balance sheet.

Silicon Valley Bank Loan Agreement

On February 26, 2018, the Company entered into a loan and security agreement (the “SVB Loan Agreement”) with SVB. The Loan Agreement provides for (i) a $25.0 million Term A loan facility with a maturity of five years (the “Term A Loan”) and (ii) an up to $25.0 million Term B loan facility, which may be drawn, subject to certain conditions, by the Company during the first 12 months after February 26, 2018 ( the “Term B Loans” and collectively, with the Term A Loan, the “Term Loans”). Each Term B Loan has a maturity of four years. As of June 30, 2018, the Company received initial funding from the Term A Loan of $25.0 million, which was primarily used to repay the Company’s prior loan agreement with Solar Capital.

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

The Company is permitted to make interest-only payments on the Term A Loan through February 2020 and the Term B Loans for the first twenty-four (24) months following the funding date of each respective Term B Loan after which the Company will be required to repay the Term A Loan in 36 consecutive equal monthly installments of principal and repay any Term B Loans in 24 consecutive equal monthly installments of principal. The Company is obligated to pay a fee equal to 6.00% of the funded Term Loans upon the earliest to occur of the maturity date, the prepayment or repayment of such Term Loans or the termination of the Loan Agreement. The final payment fee of $1.5 million, which represents 6% of the funded Term A Loan is accreted under the effective interest method over the life of the loan as interest expense. The Company may voluntarily prepay all, but not less than all, of the outstanding Term Loans. The Term Loans are secured by substantially all of the Company’s assets, except for its intellectual property which is subject to a negative pledge and certain other customary exclusions. The Loan Agreement contains customary representations, warranties and covenants. The Company is required to have cash on deposit at SVB equal to the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB. If at any time the Company’s aggregate balances at SVB are less than the foregoing, the Company is required to deposit at SVB cash collateral in an amount equal to the outstanding Term A Loan. As of June 30, 2018, the Company had maintained the compensating balance of $48.0 million, which was included in cash and cash equivalents on the consolidated balance sheet.

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

Future principal debt payments on the currently outstanding SVB loan are payable as follows (in thousands):

June 30, 2018
2018	$—
2019	—
2020	6,945
2021	8,333
2022	8,333
Thereafter (1)	2,889
Total principal and final fee payments	26,500
Unamortized debt issuance costs and final fee	(1,878)
Loan payable, long-term	$24,622
(1) Includes $1.5 million final fee payment

The Company recorded interest expense related to the loans of $0.3 million and $0.7 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $0.9 million and $1.4 million, respectively for the six-month periods ended June 30, 2018 and 2017.

8. Stockholders' Equity

Stockholders’ Equity

On April 7, 2015, the Company filed a Registration Statement on Form S-3 (the “2015 Shelf Registration Statement”), which included a prospectus covering the offering, issuance and sale of up to $30.0 million of the Company’s common stock from time to time in an ATM equity offering. The Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell shares of its common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity program under which Cowen acts as sales agent.

During the six-month period ended June 30, 2018, the Company sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million, of which all sales took place during the three-month period ended March 31, 2018. As of June 30, 2018, the Company had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement.

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

On February 27, 2018, the Company filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of its common stock in ATM offerings pursuant to a Common Stock Sales Agreement (the “2018 Sales Agreement”) entered into with Cowen and Company, LLC on February 27, 2018. As of June 30, 2018 $50.0 million of common stock remained available to be sold under the 2018 Sales Agreement, subject to certain conditions specified therein.

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

On June 3, 2016, the Company sold 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock pursuant to the Purchase Agreement for aggregate gross proceeds of $25.4 million in the Private Placement. The warrants have an exercise price of $3.66 per share and are exercisable up to five years from the date of issuance. The Company's current Chief Executive Officer, a related party, participated in the Private Placement by purchasing 141,453 shares of common stock and a warrant to purchase 35,363 shares of common stock for an aggregate purchase price of $0.5 million. Issuance costs of $0.3 million were offset against equity as a reduction from gross proceeds. At the close of the Private Placement, the estimated fair values of the common stock and warrants issued were $22.9 million and $2.6 million, respectively.

As of June 30, 2018 the following warrants to purchase shares of common stock were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Oxford Finance LLC	4/30/2012	Loan agreement	Common stock	11,676	$11.99	11/1/2021
Oxford Finance LLC	11/1/2011	Loan agreement	Common stock	5,838	$11.99	11/1/2021
Growth Equity Opportunities Fund IV, LLC	6/3/2016	Private Placement	Common stock	1,178,782	$3.66	6/3/2021
				1,196,296

Warrants outstanding as of June 30, 2018 and December 31, 2017 have a weighted-average exercise price of $3.78.

Equity Incentive Plans

2014 Equity Incentive Award Plan

In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective January 1, 2018, the compensation committee of the board of directors approved an evergreen increase of 1,700,600 shares that may be granted in accordance with the terms of the 2014 Plan. As of June 30, 2018, 704,295 shares were available for future issuance under the 2014 Plan.

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

2014 Employment Commencement Incentive Plan

In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, RSUs, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company.  As of June 30, 2018, a total of 2,050,000 shares of common stock have been authorized under the Inducement Plan. As of June 30, 2018, 119,129 shares were available for future issuance under the Inducement Plan.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective January 1, 2018, the compensation committee of the board of directors approved an evergreen increase of 318,863 shares that may be granted in accordance with the terms of the ESPP. As of June 30, 2018, 527,860 shares of common stock have been issued to employees participating in the ESPP and 477,670 shares are available for issuance under the ESPP.

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

The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of June 30, 2018 and December 31, 2017 there were no shares subject to repurchase relating to the early exercise of options.

In connection with the board of directors’ and stockholders’ approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of June 30, 2018, a total of 805,272 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

The following table summarizes stock option activity under the stock plans and related information:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2017	4,838,598	$11.63
Options granted	1,693,481	$11.02
Options exercised	(70,935)	$5.69
Options cancelled	(326,194)	$13.15
Balance, June 30, 2018	6,134,950	$11.45

The following table summarizes RSU activity under the stock plans and related information:

	RSU Awards Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Market Value
Balance, December 31, 2017	891,232	$14.34
RSUs granted	585,588	$11.04
RSUs released	(165,505)	$15.35
RSUs cancelled	(108,621)	$13.11
Balance, June 30, 2018	1,202,694	$12.70

Stock-based compensation expense recognized for stock options and RSUs granted to employees and non-employee directors in the Company’s condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,322	$1,328	$4,546	$2,931
General and administrative	2,053	1,989	4,062	3,079
Total	$4,375	$3,317	$8,608	$6,010

Stock-based compensation expense for the six-month period ended June 30, 2017 includes $0.7 million of expense that relates to the stock options and restricted stock units held by the former Chief Medical Officer, which were modified upon his resignation in March 2017.

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

10. Commitments and Contingencies

Hovione Commercial Manufacturing Agreement

In March 2017, the Company entered into a commercial validation and manufacturing agreement (the “Manufacturing Agreement”) with Hovione Limited (“Hovione”).  Under the Manufacturing Agreement, Hovione has agreed to complete the validation program to validate and scale up the Company’s technology to manufacture the active pharmaceutical ingredient for ZEMDRI (the “Product”) and supply the Product to the Company. The Manufacturing Agreement has an initial term of seven years after the first delivery of the Product.

 Subject to the successful completion of the validation program and the Company’s launch of ZEMDRI, the Company has agreed to purchase a minimum quantity of the Product from Hovione depending on the Company’s requirements and the period of time following approval by the FDA. For the first three years following approval of ZEMDRI by the FDA, the Company is required to purchase at least 80% of its required quantity from Hovione. Following the initial three years after FDA approval, the Company is required to purchase between 40% and 66% of its required quantity from Hovione, depending on the amounts required during any such fiscal year.  Subsequent to FDA’s approval of ZEMDRI, the Company has minimum annual purchase commitments from Hovione, beginning in 2020 through 2024.

Future minimum purchase commitments under the Manufacturing Agreement as of June 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2018	$-
2019	-
2020	9,000
2021	8,000
2022	12,000
Thereafter	24,000
Total minimum purchase commitments	$53,000

In connection with the Manufacturing Agreement, the Company executed certain work plans to carry out the validation and commercial manufacturing of ZEMDRI (the “Work Plans”). The Work Plans obligated the Company to make upfront and nonrefundable advance payments which have been capitalized as prepaid and other current assets and other long-term assets and will be recognized as research and development expenses as goods are delivered and/or services are performed. The Company assesses such prepaid and other current assets and other long-term assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. As of June 30, 2018 and December 31, 2017, the Company has recorded approximately $8.3 million and $4.3 million, respectively as prepaid and other current assets and other long-term assets. The Company recorded research and development expenses related to the Work Plans of $4.0 million and $1.3 million during the three-month periods ended June 30, 2018 and 2017, respectively, and $4.2 million and $2.2 million during the six-month periods ended June 30, 2018 and 2017, respectively. Further, the Work Plans include certain terms that require the Company to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of June 30, 2018, $13.4 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $28.2 million.

Pfizer CentreOne Development and Supply Agreement

In August 2015, the Company entered into a development and supply agreement with Hospira, which was amended in September 2015 to include the Pfizer CentreOne Group (“Pfizer CentreOne”). Under the development and supply agreement, Pfizer CentreOne has agreed to produce the drug product, ZEMDRI, through December 2022. Subsequent to FDA’s approval of ZEMDRI, which occurred in June 2018, the Company agreed to purchase certain minimum purchase requirements of approximately $7.3 million through 2022 based on a percentage of the Company’s annual forecast.

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

The Company has a one-time improvement allowance of $5.7 million for the Tenant Improvements (the "Original Allowance"). The Landlord disbursed the Original Allowance for the Tenant Improvements on behalf of the Company. At its election, the Company is also entitled to an additional improvements allowance of $0.9 million ("Original Additional Allowance"). Effective August 17, 2017, the Company elected to use the Original Additional Allowance and the base rent was increased by an aggregate of $1.7 million over the Lease Term. As of June 30, 2018, the Company has recorded approximately $6.6 million within leasehold improvements under property, plant and equipment, net in the condensed consolidated balance sheet related to costs incurred under the Original Allowance and the Original Additional Allowance. The Lease Amendment provides for a one-time improvement allowance of $1.0 million for certain tenant improvements and, at its election, the Company is also entitled to an additional improvements allowance of $1.5 million (“Expansion Additional Allowance”). In the event the Company elects to use the Expansion Additional Allowance, the base rent will be increased as calculated in the Lease Amendment. Pursuant to the Lease Amendment, the Company holds the option to pay the balance of the Original Additional Allowance and Expansion Additional Allowance in full any time within the first 36 months of the Lease Term.

Future minimum lease payments under the operating leases as of June 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2018	$2,694
2019	6,201
2020	6,418
2021	6,645
2022	6,877
Thereafter	38,780
Total minimum lease payments	$67,615

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $1.5 million and $0.8 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $3.0 million and $1.0 million, respectively, for the six-month periods ended June 30, 2018 and 2017.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of June 30, 2018 and December 31, 2017.

11. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the six-month periods ended June 30, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of June 30, 2018, the Company has not completed the accounting for the tax effects as a result of the Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and recognized a provisional amount of $40.9 million as of December 31, 2017. In some cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the Act. In all cases, the Company will continue to make and refine its calculations as additional analysis and more thorough understanding of the tax law is completed.

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

12. Subsequent Event

On July 26, 2018, the Company announced a strategic update and corporate restructuring to focus its resources on the successful commercialization of ZEMDRI in the United States, the filing of a Marketing Authorization Application for ZEMDRI in the European Union and continued development of its C-Scape program.  The Company expects the restructuring to result in an elimination of approximately 80 positions, or approximately 28% of its workforce.  The Company’s commercial and medical affairs teams are excluded from the restructuring.  The Company estimates that it will incur a one-time employee benefits and severance charge of approximately $6.0 million in connection with its restructuring in the second half of 2018.

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

Overview

We are a biopharmaceutical company passionately committed to discovering, developing and commercializing innovative antibacterial agents for multi-drug resistant (“MDR”) gram-negative infections. On June 25, 2018, the U.S. Food and Drug Administration (“FDA”) approved our first commercial product ZEMDRI™ (plazomicin) for adults with complicated urinary tract infections (“cUTI”), including pyelonephritis, caused by certain Enterobacteriaceae in adult patients with limited or no alternative treatment options.  ZEMDRI is an intravenous (“IV”) infusion, administered once daily over a 30-minute IV.  The approval of ZEMDRI was supported by data from the EPIC (Evaluating Plazomicin in cUTI) clinical trial, which evaluated the safety and efficacy of plazomicin in patients with serious infections caused by gram-negative pathogens. ZEMDRI became commercially available in July 2018. We have global commercialization rights to ZEMDRI, which has patent protection in the United States estimated through 2032. We plan to submit a Marketing Authorization Application for plazomicin to the European Medicines Agency (“EMA”) for plazomicin in the second half of 2018.  Development of ZEMDRI was funded in part by a $124.4 million contract with the Biomedical Advanced Research and Development Authority (“BARDA”).

ZEMDRI is an aminoglycoside with once-daily dosing that has activity against certain Enterobacteriaceae, including CRE and ESBL-producing Enterobacteriaceae. ZEMDRI was designed by our scientists to overcome the most common aminoglycoside resistance mechanisms, the aminoglycoside modifying enzymes (“AMEs”). Aminoglycosides have been used successfully for the treatment of serious bacterial infections for more than 50 years. As a class, aminoglycosides have several important characteristics including rapid bactericidal activity, well-characterized pharmacokinetics (“PK”), a lack of metabolism in humans, and excellent solubility and stability. However, the spread of resistance to currently marketed aminoglycosides has decreased their clinical utility. We developed ZEMDRI by chemically modifying an existing aminoglycoside, sisomicin, a natural product isolated from bacteria, to shield the regions of the molecule that are targeted by the enzymes responsible for aminoglycoside resistance. As a result of these modifications, ZEMDRI has the potential to remain active against MDR organisms where most other major drug classes, including commercially available aminoglycosides such as gentamicin and amikacin, have limited activity. Based on this profile, we developed ZEMDRI as an IV therapy for the treatment of serious bacterial infections due to MDR Enterobacteriaceae.

We consider the following to be key attributes that support the clinical utility and ultimate commercial value of ZEMDRI:

●

Met the objective of non-inferiority compared to meropenem in the Phase 3 EPIC trial in patients with cUTI and pyelonephritis for the FDA-specified primary efficacy endpoint, and achieved superiority for the EMA-specified primary efficacy endpoint. ZEMDRI was well tolerated with no new safety concerns identified in this trial.

●	Convenient administration as once daily, 30-minute IV therapy.
●	Potential to reduce the healthcare costs associated with the treatment of serious infections.
●	Potential to improve dosing strategy compared to existing aminoglycosides and alternative therapeutic options, and individualized patient dosing using an in vitro assay.
●	Potential to be used in combination with other antibiotics for the treatment of serious infections due to CRE.
●	Potent in vitro activity against MDR Enterobacteriaceae, including ESBL- producers and CRE.

Based on these key attributes above, we believe that ZEMDRI has the potential to become a new standard of care for the treatment of certain serious bacterial infections due to MDR Enterobacteriaceae, including CRE.

On August 2, 2018, the Centers for Medicare & Medicaid Services (“CMS”) granted a new technology add-on payment (“NTAP”) for ZEMDRI when administered in the hospital inpatient setting. The NTAP program will provide hospitals with a payment, in addition to the standard-of-care Diagnostic Related Group (“DRG”) reimbursement, of up to 50% of the cost of ZEMDRI for a period of two to three years, effective in the 2019 fiscal year starting on October 1, 2018. CMS has assigned a maximum payment of $2,722.50 for a patient treated with ZEMDRI.

On June 25, 2018, the FDA indicated that it would not approve our NDA, in its current form, that seeks approval of plazomicin for the treatment of bloodstream infections (“BSI”).  The FDA issued a Complete Response Letter (“CRL”) stating that clinical trials did not provide substantial evidence of effectiveness of plazomicin for the treatment of BSI. We intend to meet with the FDA to determine whether there is a feasible resolution to address the CRL.  The FDA administratively split the NDA into two applications, since different regulatory actions were taken on the two proposed indications.

We are also developing C-Scape as a product candidate, an orally administered antibiotic to address a serious unmet need for an effective oral treatment for patients with cUTI, including pyelonephritis, caused by extended spectrum beta-lactamases (“ESBL”)-producing Enterobacteriaceae. C-Scape is a beta-lactam/beta-lactamase inhibitor combination comprised of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved beta-lactamase inhibitor. The FDA awarded Qualified Infectious Disease Product (“QIDP”) status to C-Scape for the treatment of cUTI in 2017. QIDP status provides incentives for the development of new antibiotics, including priority review and an extension by an additional five years of any existing non-patent market exclusivity the product may be awarded upon approval. Our C-Scape program is funded in part by a contract with BARDA for up to $18.0 million, of which $12.0 million is committed.

On January 2, 2018, we announced positive Phase 1 top-line results for C-Scape. The Phase 1 top-line results demonstrated that, in healthy subjects, C-Scape was well tolerated across all doses studied, with no drug-drug interactions observed between the previously approved compounds when dosed in combination.  We continue to develop C-Scape and are currently planning an additional Phase 1 clinical pharmacology study to improve the likelihood of clinical and commercial success. We currently plan to leverage a 505(b)(2) regulatory path to support the potential initiation of a single pivotal phase 3 trial of C-Scape. If successfully developed and approved, we anticipate C-Scape may be eligible for three years of new clinical investigation exclusivity under the Hatch Waxman Act, with an additional five years of non-patent exclusivity conferred by QIDP designation.

Our research and development pipeline includes small molecule and antibody programs that target gram-negative pathogens. These programs include our collaboration with the Bill & Melinda Gates Foundation which provides for up to $20.5 million in grant funding and equity investments, of which $3.2 million in funding and a $10.0 million equity investment has been provided to further develop our antibody platform and discover monoclonal antibody candidates against gram-negative bacteria, including those that cause neonatal sepsis. It also includes our program with Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) in which we were awarded $2.4 million, with the possibility of up to $9.6 million more, to advance the development of next-generation broad-spectrum aminoglycoside antibiotics against highly-resistant gram-negative pathogens.

Financial Overview

Contract Revenue

Our contract revenue represents services performed for the development of our product candidates under non-profit foundation and U.S. government contracts (collectively, the “Revenue Contracts”). For the three-month periods ended June 30, 2018 and 2017, contract revenue was $2.6 million and $1.3 million, respectively, and $4.7 million and $8.7 million, respectively, for the six-month periods ended June 30, 2018 and 2017. We have derived all of our revenue through June 30, 2018 from funding provided under the Revenue Contracts in connection with the development of our product candidates.

Bill & Melinda Gates Foundation. In May 2017, we entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis. The Gates Foundation awarded up to approximately $10.5 million in grant funding over a three-year research term, of which approximately $3.2 million of funding was received in May 2017.

For the three-month periods ended June 30, 2018 and 2017, total revenue recognized under the Gates Foundation contract was $0.8 million and $0.2 million, respectively, and $1.4 million and $0.2 million , respectively, for the six-month periods ended June 30, 2018 and 2017.

Biomedical Advanced Research and Development Authority (BARDA). We received funding for our lead product, ZEMDRI, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services, for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, ZEMDRI as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract (the “BARDA-plazo Contract”) provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. As of June 30, 2018 the total committed funding under our BARDA-plazo Contract is $124.4 million and an insignificant amount of funds remain.

In September 2017, BARDA awarded us funding to support the development, including Phase 1 and Phase 3 clinical studies and manufacturing and analytical testing, of C-Scape. This contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under this contract is $12.0 million, including subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. Through June 30, 2018, a total of $3.6 million was recorded as revenue under this BARDA contract, with $8.4 million of funding remaining

For the three-month periods ended June 30, 2018 and 2017, total revenue recognized under the BARDA contracts was $1.3 million and $0.6 million, respectively, and $2.7 million and $7.7 million during the six-month periods ended June 30, 2018 and 2017, respectively.

Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X). In April 2018, we were awarded $2.4 million, with a possibility of up to $9.6 million in additional funding based on achievement of certain project milestones, from CARB-X (“CARB-X contract”). The funding was awarded to support the development of a next-generation broad-spectrum aminoglycoside antibiotic capable of overcoming clinically-relevant resistance mechanisms and potentially treating highly-resistant gram-negative pathogens such as the Enterobacteriaceae family, Acinetobacter baumannii, and Pseudomonas aeruginosa. Through June 30, 2018, a total of  $0.5 million was recorded as revenue under this CARB-X contract, with $1.9 million of funding remaining.

For the three and six-month periods ended June 30, 2018, total revenue recognized under the CARB-X contract was $0.5 million. We did not recognize revenue from CARB-X for the three and six-month periods ended June 30, 2017.

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

Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as an expense as the goods are delivered or the related services are performed. Prior to the approval of ZEMDRI, all commercial manufacturing of inventory had been recognized as research and development expense.

Further, we expect to continue to incur substantial expenses for the foreseeable future related to our research and development activities as we seek EMA regulatory approval for plazomicin and advance C-Scape and other product candidates through preclinical and clinical development.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, finance, audit and tax services, IT software, projects and services, commercialization activities, rent and other general operating expenses not otherwise included in research and development. We anticipate general and administrative expenses will continue to increase in future periods, reflecting an expanding infrastructure in preparation for commercialization of ZEMDRI.

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

During the six-month period ended June 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the Three-Month Period Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Change
Contract revenue	$2,562	$1,266	$1,296
Operating expenses
Research and development	36,930	22,199	14,731
General and administrative	20,478	8,860	11,618
Total operating expenses	57,408	31,059	26,349
Loss from operations	(54,846)	(29,793)	(25,053)
Interest expense	(295)	(723)	428
Change in warrant and derivative liabilities	4,576	4,225	351
Loss on debt extinguishment	—	—	—
Other income, net	596	221	375
Net loss	$(49,969)	$(26,070)	$(23,899)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue increased $1.3 million to $2.6 million in the three-month period ended June 30, 2018 from $1.3 million in the comparable period in 2017. This increase was primarily related to the CARB-X contract executed in April 2018 and Gates Foundation agreement executed in May 2017.

Research and Development Expenses

Research and development expenses increased $14.7 million to $36.9 million in the three-month period ended June 30, 2018 from $22.2 million in the comparable period in 2017. This was primarily due to increases of $4.7 million in personnel and facility related costs, which includes $1.0 million of stock-based compensation expenses, as net headcount increased by 56 employees in our research and development organization since June 2017, an increase of $10.7 million in the external expenses related to our ZEMDRI program, mainly attributable to the $7.5 million milestone license fee associated with FDA approval and manufacturing of ZEMDRI, a decrease of $1.4 million in external expenses related to C-Scape, and an increase of $0.9 million in external non-clinical costs for other research programs.

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

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Research and development expenses by program:
ZEMDRI	$26,774	$13,205	$13,569
C-Scape	2,955	4,346	$(1,391)
Other research programs	7,201	4,648	2,553
Total research and development expenses	$36,930	$22,199	$14,731

General and Administrative Expenses

General and administrative expenses increased $11.7 million to $20.5 million for the three-month period ended June 30, 2018 from $8.9 million for the comparable period in 2017. The increase in general and administrative expenses was primarily due to an increase of $6.9 million in personnel and facility related costs as net headcount increased by 88 employees since June 2017, an increase of $3.7 million in costs to prepare for commercialization of ZEMDRI and $1.0 million in consulting and professional fees.

Interest Expense

Interest expense was $ 0.3 million and $0.7 million for the three-month periods ended June 30, 2018 and 2017, respectively.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities increased by $0.4 million to $4.6 million for the three-month period ended June 30, 2018 from a $4.2 million gain for the comparable period in 2017. The increase is primarily due to the change in the estimated fair value of the warrant liability, which decreased mainly due to the change in our stock price.

Comparison of the Six-Month Period Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Change
Contract revenue	$4,705	$8,729	$(4,024)
Operating expenses
Research and development	67,840	40,797	27,043
General and administrative	35,547	15,609	19,938
Total operating expenses	103,387	56,406	46,981
Loss from operations	(98,682)	(47,677)	(51,005)
Interest expense	(900)	(1,430)	530
Change in warrant and derivative liabilities	2,045	(10,731)	12,776
Loss on debt extinguishment	(819)	—	(819)
Other income, net	1,158	510	648
Net loss	$(97,198)	$(59,328)	$(37,870)

Contract Revenue

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue decreased $4.0 million to $4.7 million in the six-month period ended June 30, 2018 from $8.7 million in the comparable period in 2017. This decrease was primarily due to lower BARDA contract revenues related to the ZEMDRI program.

Research and Development Expenses

Research and development expenses increased $27.0 million to $67.8 million in the six-month period ended June 30, 2018 from $40.8 million in the comparable period in 2017. This was primarily due to increases of $14.5 million in personnel and facility related costs, which includes $1.4 million increase for stock-based compensation expense, as net headcount increased by 56 employees in our research and development organization since June 2017,  an increase of $12.4 million in external expenses related to our ZEMDRI program, mainly attributable to the $7.5 million milestone license fee associated with FDA approval and manufacturing of ZEMDRI, a decrease of $1.0 million in external expenses related to C-Scape, and an increase of $1.3 million in external non-clinical costs for other research programs.

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

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Research and development expenses by program:
ZEMDRI	$46,235	$25,449	$20,786
C-Scape	7,792	6,996	$796
Other research programs	13,813	8,352	5,461
Total research and development expenses	$67,840	$40,797	$27,043

General and Administrative Expenses

General and administrative expenses increased $19.9 million to $35.5 million for the six-month period ended June 30, 2018 from $15.6 million for the comparable period in 2017. The increase in general and administrative expenses was primarily due to an increase of $12.4 million in personnel and facility related costs, which includes $1.0 million for stock-based compensation expense, as net headcount increased by 88 employees since June 2017, an increase of $5.3 million in costs to prepare for commercialization of ZEMDRI and an increase of $2.3 million in consulting and professional fees.

Interest Expense

Interest expense was $0.9 million and $1.4 million for the six-month periods ended June 30, 2018 and 2017, respectively. The decrease is attributable to the lower interest costs associated with the Silicon Valley Bank (“SVB”) debt arrangement compared to the prior Solar Capital debt facility.

Change in Warrant and Derivative Liabilities

Warrant and derivative liabilities decreased by $12.8 million to a $2.0 million gain for the six-month period ended June 30, 2018 from a $10.7 million expense for the comparable period in 2017. The decrease is primarily due to the change in the estimated fair value of the warrant liability, which decreased mainly due to warrant exercises and the change in our stock price.

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

Our ZEMDRI and C-Scape programs have been funded in part with contracts from BARDA. Our other programs are currently funded primarily with company funds. Historically, our preclinical programs have received funding support from organizations such as the Gates Foundation, the National Institutes of Health, the U.S. Department of Defense, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) and The Wellcome Trust, a global charitable foundation. We intend to continue to seek further collaborations with government agencies, non-profit foundations, and other research and development funding organizations to support our discovery efforts and advance the product candidates in our pipeline.

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

On April 7, 2015, we entered into a Common Stock Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. During the three-month period ended March 31, 2018, we sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million. As of

June 30, 2018, we had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement.

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

On February 26, 2018, we entered into a new loan and security agreement with SVB, pursuant to which SVB agreed to make available to us term loans with an aggregate principal amount of up to $50.0 million, $20.9 million of which was used to repay our loan with Solar Capital Ltd., $4.1 million of which was provided to us on February 26, 2018 and $25.0 million of which remains available for borrowing until February 26, 2019.

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

On April 24, 2018,  we were awarded $2.4 million, with a possibility of up to $9.6 million in additional funding based on achievement of certain project milestones, from CARB-X. The funding was awarded to support the development of a next-generation broad-spectrum aminoglycoside antibiotic capable of overcoming clinically-relevant resistance mechanisms and potentially treating highly-resistant gram-negative pathogens such as the Enterobacteriaceae family, Acinetobacter baumannii, and Pseudomonas aeruginosa.

We have never been profitable and have incurred net losses in each year since the commencement of our operations. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and associated general and administrative costs. We expect to incur substantial losses from operations in the foreseeable future as we launch ZEMDRI and advance C-Scape and other product candidates through preclinical and clinical development.

As of June 30, 2018, we had working capital of $86.0 million and unrestricted cash, cash equivalents and short-term investments of $100.5 million. Based on our available cash resources, we do not have sufficient funds to support current operations for at least the next twelve months from the filing of this Report on Form 10-Q. This condition results in the assessment that there is substantial doubt about our ability to continue as a going concern.

Our plan to address this condition includes seeking additional funds through equity or debt financings, government contracts, third party collaborations, commercial sales of ZEMDRI or other sources to permit additional investments in the commercialization of ZEMDRI and continued research and development efforts. We may be unable to obtain equity or debt financings, government contracts, third party collaborations or other sources of additional investment and, if necessary, we will be required to implement further cost reduction strategies, including a reduction in the scope of our research and development programs and other operations. There can be no assurance that we will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to us, on a timely basis or at all.  Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with SVB and our pledge to SVB of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of SVB with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. The failure of our ability to obtain sufficient funds on acceptable terms when needed would adversely affect our business, results of operations, and financial condition.

Cash Flows

Cash Flows from Operating Activities

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(89,116)	$(33,398)
Net cash used in investing activities	(22,718)	(62,574)
Net cash provided by financing activities	27,123	133,196
Net decrease in cash, cash equivalents and restricted cash	$(84,711)	$37,224

Net cash used in operating activities was $89.1 million for the six-month period ended June 30, 2018. The primary use of cash was to fund our operations related to the research and development of our product candidates and to prepare for commercialization of ZEMDRI. Our net loss from operations in the six-month period ended June 30, 2018 of $97.2 million was partially offset by non-cash charges of $8.6 million for stock-based compensation, $2.0 million for the revaluation of the warrant and derivative liabilities, $1.0 million for depreciation and amortization, $0.2 million for non-cash interest expense, $0.8 million for the loss on debt extinguishment and a change in net operating assets and liabilities of $0.6 million. The change in net operating assets and liabilities was primarily due to an increase in contract receivables, an increase in prepaid expenses and other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for ZEMDRI, and increase in accounts payable and accrued liabilities partially offset by an decrease in deferred revenue, as a result of using the Advance Funds received under the grant agreement with the Gates Foundation.

Net cash used in operating activities was $33.4 million for the six-month period ended June 30, 2017. The primary use of cash was to fund our operations related to the research and development of our product candidates. Our net loss from operations in the six-month period ended June 30, 2017 of $59.3 million was partially offset by non-cash charges of $10.7 million for the revaluation of the warrant and derivative liabilities, $0.4 million for depreciation and amortization, $0.4 million for non-cash interest expense, $0.1 million for loss on fixed asset disposition, $6.4 million for stock-based compensation, and a change in net operating assets and liabilities of $7.9 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable, accrued liabilities and prepaid expenses and other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for ZEMDRI, partially offset by an increase in deferred revenue, as a result of the Advance Funds received under the grant agreements with the Gates Foundation, and a decrease in contract receivables.

Cash Flows from Investing Activities

Net cash used in investing activities was $22.7 million for the six-month period ended June 30, 2018. The net cash used in investing activities during the six-month period ended June 30, 2018 is primarily a result of purchases in excess of maturities of short-term investments of $17.4 million and purchases of property, plant and equipment of $5.3 million related to expansion at our corporate headquarters and to facilitate our research and development activities.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $27.1 million for the six-month period ended June 30, 2018. The net cash provided by financing activities during the six-month period ended June 30, 2018 includes $24.0 million of net proceeds, after deducting issuance costs for the sale of common stock through ATM equity offerings in which Cowen and Company, LLC acted as sales agent, $1.5 million from the issuance of common stock pursuant to our equity incentive plans, $24.4 million, net of issuance costs, from the term loan provided by SVB, partially offset by a $22.8 million principal repayment on the term loans provided by Solar Capital Ltd.

Net cash provided by financing activities was $133.2 million for the six-month period ended June 30, 2017. The net cash provided by financing activities during the six-month period ended June 30, 2017 includes $121.2 million of net proceeds, after deducting underwriting discounts and commissions, from an underwritten public offering of our common stock in May 2017, approximately $10.0 million of net proceeds, after deducting issuance costs, from the sale of contingently redeemable common stock to the Gates Foundation in May 2017, $1.7 million from the issuance of common stock pursuant to our equity incentive plans and $0.3 million of proceeds from the exercise of warrants issued from the Private Placement.

Plan of Operations and Future Funding Requirements

We expect to incur substantial expenditures in the foreseeable future for research, development and commercialization of our product candidates. Specifically, we have incurred and we expect to continue to incur substantial expenses in connection with our commercial launch, post approval commitments and regulatory approval of ZEMDRI, clinical development of C-Scape, and the advancement of our research and development programs. Based on our available cash resources, we do not have sufficient funds to support current operations for at least the next twelve months from the filing of this report on Form 10-Q. This condition results in the assessment that there is substantial doubt about our ability to continue as a going concern. Our plan to address this condition include seeking additional funds through equity or debt financings, government contracts, third party collaborations, commercial sales of ZEMDRI or other sources to permit additional investments in the commercialization of ZEMDRI and continued research and development efforts. In addition to these funding sources, under the loan and security agreement with SVB, $25.0 million of funds remain available for borrowing until February 26, 2019. We may be unable to obtain equity or debt financings, government contracts, third party collaborations or other sources of additional investment and, if necessary, we will be required to implement further cost reduction strategies, including a reduction in the scope of our research and development programs and other operations.

There can be no assurance that we will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to us, on a timely basis or at all. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with SVB (such as our covenant not to incur additional indebtedness other than certain specified forms of indebtedness) and our pledge to SVB of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of SVB with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing.  Our failure to raise capital as and when needed  would adversely impact our financial condition and our ability to pursue our business strategies.

The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from ZEMDRI;
•

the size, timing and type of the nonclinical and clinical studies, including post-marketing commitments, that we decide to pursue in the development of our product and product candidates, including C-Scape;

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
•

the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals for our product candidates, and for seeking and obtaining regulatory approvals outside the United States for ZEMDRI;

•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
•

the costs of preparing, filing, prosecuting, maintaining and enforcing any patent applications or claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	the emergence of competing technologies and other adverse market developments;
•	the resources we devote to commercializing ZEMDRI;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion, and costs of manufacturing ZEMDRI and our product candidates;
•

our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts, including potential collaborative arrangements relating to the commercialization of ZEMDRI outside the United States, if approved; and

•	the costs associated with being a public company.

On July 26, 2018, we announced a strategic update and corporate restructuring to focus our resources on the successful commercialization of ZEMDRI in the United States, the filing of a Marketing Authorization Application for ZEMDRI in the European Union and continued development of our C-Scape program.  We expect the restructuring to result in an elimination of approximately

80 positions, or approximately 28% of our workforce.  Our commercial and medical affairs teams are excluded from the restructuring.  We estimate that we will incur a one-time employee benefits and severance charge of approximately $6.0 million in the second half of 2018 in connection with our restructuring. We expect to substantially complete the restructuring by October 15, 2018.  These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018, except as noted below:

•

In February 2018, we entered into a new loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $50.0 million. The previous loan and security agreement with Solar Capital Ltd. with a long-term debt obligation of $22.8 million was repaid in February 2018 and the new long-term debt obligation is comprised of $25.0 million due by February 2023.

•	Subsequent to the FDA approval of ZEMDRI, we have minimum annual purchase commitments with Hovione, beginning in 2020 through 2024 totaling $53.0 million.

•	Subsequent to FDA approval of ZEMDRI, we have a success fee commitment to Solar Capital of $1.0 million due by August 2019.
•

On July 26, 2018, we announced a strategic update and corporate restructuring.  We expect the restructuring to result in an elimination of approximately 80 positions, or approximately 28% of our workforce.  In connection with the separation agreements we anticipate entering into with employees leaving the Company pursuant to the restructuring, we estimate that we will incur a one-time employee benefits and severance charge of approximately $6.0 million in the second half of 2018 in connection with our restructuring.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have not been any material changes to our exposure to market risk during the six-month ended June 30, 2018. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six-month period ended June 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors.

Risks Related to Our Business and Capital Requirements

We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.

Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. We expect our expenses to increase substantially as we advance our commercialization efforts for our sole approved product, ZEMDRI, seek marketing approval of ZEMDRI outside the United States and continue the development of our product candidates. The commercial launch of ZEMDRI involves the incurrence of significant sales, marketing, manufacturing and supply expenses.

As of June 30, 2018, we had working capital of $86.0 million and unrestricted cash, cash equivalents and short-term investments of $100.5 million. Based on our available cash resources, we do not have sufficient funds to support current operations for at least the next twelve months from the filing of this report on Form 10-Q. This condition results in the assessment that there is substantial doubt about our ability to continue as a going concern.

We plan to raise additional funds through equity or debt financing, government contracts, third party collaborations, commercial sales of ZEMDRI or other sources to permit additional investments in the commercialization of ZEMDRI and continued research and development efforts. However, there can be no assurance that we will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to us, on a timely basis or at all. If we raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders. If additional financing is accomplished by the issuance of additional debt, the service cost, or interest will reduce net income or increase net loss, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt. If we are unable to raise additional funding, a further reduction in the scope of our research and development programs and other operations may become necessary. Our ability to obtain debt financing may be limited by covenants we have made under our loan and security agreement with Silicon Valley Bank (“SVB”) (such as our covenant not to incur indebtedness other than certain specified and limited forms of indebtedness) and our pledge to SVB of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of SVB with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would adversely affect our business, results of operations, and financial condition. The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from ZEMDRI;
•	the size, timing and type of the nonclinical and clinical studies, including post-marketing commitments, that we decide to pursue in the development of our product candidates, including C-Scape;
•	the type, number, costs and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay or related diagnostic to support therapeutic drug monitoring;
•

the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals for our product candidates, and for seeking and obtaining regulatory approvals outside the United States for ZEMDRI;

•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;

•

the costs of preparing, filing, prosecuting, maintaining and enforcing any patent applications or claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	the emergence of competing technologies and other adverse market developments;
•	the resources we devote to marketing and commercializing ZEMDRI;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion, and costs of manufacturing our product or product candidates;
•

our ability to enter into additional government contracts, or other collaborative agreements, to support the development of our product candidates and development efforts, including potential collaborative arrangements relating to the commercialization of ZEMDRI outside the United States, if approved; and

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

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. We expect our expenses to increase substantially as we advance our commercialization efforts for our sole approved product, ZEMDRI (which became commercially available in July 2018), seek marketing approval of ZEMDRI outside the United States and continue the development of our product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations or significantly curtail our operations to conserve our capital resources. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees.

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

As of June 30, 2018, we had $24.6 million of indebtedness outstanding under our loan and security agreement with SVB. The loan and security agreement subjects us to various customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business. We have also agreed to have on deposit at SVB cash in an aggregate amount equal to the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB. If at any time our aggregate balances at SVB are less than the foregoing, we are required to deposit at SVB cash collateral in an amount equal to the outstanding amount under the initial $25 million loan from SVB under the SVB loan and security agreement.

Additionally, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. Under the loan and security agreement, an event of default will occur if, among other things, we fail to make payments under the loan and security agreement, we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches, SVB determines that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 3.0% per annum will apply to all obligations owed under the loan and security agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others, rights to develop and market ZEMDRI or our product candidates that we would otherwise prefer to develop and market ourselves. SVB could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We have a limited operating history, have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a commercial-stage biopharmaceutical company with a limited operating history. We expect to generate revenue from the sale of products for the first time in the third quarter of 2018 and have incurred losses in each year since we commenced operations in 2004. Our sole product approved for sale, ZEMDRI, has only recently been commercialized. In the years ended December 31, 2017 and 2016 and the six-month period ended June 30, 2018, we derived all of our revenue from non-profit foundation and government contracts for research and development. We will seek continued revenue from such contracts and additional sources of public health funding. Revenues from such contracts and other sources can be uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other contracts that will generate significant cash. Our net losses for the years ended December 31, 2017 and 2016 were $125.6 million and $71.2 million, respectively. Our net losses for the six-month periods ended June 30, 2018 and 2017 were $97.2 million and $59.3 million , respectively. As of June 30, 2018, we had an accumulated deficit of $470.0 million.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future as we seek marketing approvals for plazomicin from the European Medicines Authority (“EMA”) and similar regulatory authorities outside the United States, build commercial supply and conduct commercial launch activities for ZEMDRI in the United States, and continue the development of our other product candidates, including C-Scape. Our expenses will also increase substantially if and as we:

•	conduct additional clinical trials for our product or product candidates;
•	continue to discover and develop additional product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize ZEMDRI and any product candidates for which we may obtain marketing approval;
•	establish a manufacturing and supply chain sufficient for commercial quantities of ZEMDRI and any product candidates for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific and commercial personnel;
•	add operational, financial and management information systems and personnel; and
•	acquire or in-license other products, product candidates and technologies.

If the commercial launch of ZEMDRI is unsuccessful, or if our product candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

We are substantially dependent on the success of our sole approved product, ZEMDRI. If we are unable to successfully commercialize ZEMDRI, or experience significant delays in doing so, our business would be materially harmed.

We currently have one product approved for sale, ZEMDRI, and since 2007, we have invested a significant portion of our efforts and financial resources in the development of ZEMDRI. Our future success is substantially dependent on our ability to successfully commercialize ZEMDRI, which was first made available for ordering on July 20, 2018. Our ability to successfully commercialize ZEMDRI will depend on several factors, including the following:

•	acceptance of ZEMDRI by patients, the medical community and third-party payors;
•	establishing market share while competing with other therapies;
•	successfully executing our pricing and reimbursement strategy;
•	maintaining commercial manufacturing and supply arrangements;
•	maintaining a commercial infrastructure;
•	receipt of marketing approvals for ZEMDRI from regulatory authorities outside the United States;
•	the commercial impact of the prescribing information for ZEMDRI, including the boxed warning;
•	identifying and successfully establishing one or more collaborations to commercialize ZEMDRI outside the United States;
•	a continued acceptable safety and adverse event profile of ZEMDRI; and
•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering ZEMDRI.

In addition, we sought, but did not receive FDA approval for, an indication for ZEMDRI to treat bloodstream infections.  The failure to obtain approval for this indication may adversely impact the commercial uptake of ZEMDRI by healthcare professionals.

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

We cannot be certain that our future clinical trials for ZEMDRI (if any), C-Scape, or other product candidates, will progress as expected, not need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all, or support continued clinical development of the associated product candidate.

Clinical trials can be delayed, aborted or fail for a variety of reasons, including an inability:

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

•	to obtain institutional review board (“IRB”) approval at each site;
•	to have patients complete a trial or return for post-treatment follow-up;
•	to obtain a sufficient number of clinical sites to participate in a trial and adhere to trial protocols;
•	to address any patient safety concerns that arise during the course of a trial;
•	to address any conflicts with new or existing laws or regulations;

•	to manufacture sufficient quantities of product supply for use in clinical trials; or
•	to ensure clinical trial sites comply with Good Clinical Practice (“GCP”) guidelines.

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product development and approval processes, and jeopardize our ability to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed. Patient enrollment in clinical trials is a function of many factors, including: the nature of clinical trial protocols, existence of competing protocols or treatments (if any), the size and longevity of the target patient population, proximity of patients to clinical sites and eligibility criteria for the clinical trials. Although we will continue to look for opportunities for faster regulatory approvals, we cannot guarantee that additional opportunities will arise, that the FDA or other regulatory authorities will agree with any additional proposals we make or that such additional proposals, even if approved, will be successful.

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

Failure to ensure that a plazomicin IVD assay or related diagnostic is generally available could harm our development and commercialization strategy for ZEMDRI.

An important element of our development and commercialization strategy for ZEMDRI is the development of an IVD assay or related diagnostic to support the Therapeutic Drug Management (“TDM”) of certain patients dosed with ZEMDRI; the plazomicin IVD assay is intended to measure levels of plazomicin in the blood so such patients can receive safe and efficacious doses of ZEMDRI. There is currently one assay for plazomicin that is commercially available and another one that is still subject to review by the FDA. Even once assays are commercially available, there are regulatory bases for them to be withdrawn or limited in use.

IVD assays can be subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and therefore may require separate regulatory clearance or approval prior to commercialization. The development of a new IVD assay for novel therapeutic such as plazomicin can be complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval and continue to meet regulatory requirements. Should an IVD assay or related diagnostic not be available generally, it could impact our ability to successfully commercialize ZEMDRI for the treatment of certain patients. Moreover, IVD assays may not be readily available or economically feasible in all territories where ZEMDRI could ultimately be commercialized.

It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of a plazomicin assay during the development and regulatory approval process. We, or our other current or future collaboration partners may encounter difficulties in developing, obtaining regulatory clearance or approval for, and manufacturing of, an assay with appropriate quality standards, similar to those we face with respect to our drug product candidates themselves. Failure to overcome these hurdles could have an adverse effect on our, or our collaboration partners’, ability to obtain regulatory clearance or approval for or to obtain market acceptance for and to commercialize an IVD assay for plazomicin. Failure to have an IVD assay generally available for ZEMDRI could impact our ability to optimize commercialization of ZEMDRI.

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

If we fail to demonstrate the safety and efficacy of product candidates that we develop to the satisfaction of the FDA or comparable foreign regulatory authorities, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates. This would adversely impact our ability to generate revenue, our business and our results of operations.

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA. To gain approval to market a product candidate, we must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of the product for the intended indication to the satisfaction of the FDA or other regulatory authority.

In June 2018, we obtained approval from the FDA for the treatment of cUTI, including pyelonephritis, with ZEMDRI. We anticipate submitting a Marketing Authorisation Application to the EMA in the second half of 2018. We cannot be certain that ZEMDRI will receive regulatory approval from the EMA and any other foreign regulatory authorities in a timely manner, or at all. Even if we successfully obtain regulatory approval to market ZEMDRI outside the United States, our revenue from this approval will be dependent, in part, upon our or a commercial partner’s ability to obtain regulatory clearance or approval of an IVD assay or related diagnostic to be used with ZEMDRI outside the United States, as well as upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. Moreover, we cannot be certain that any product candidates other than ZEMDRI, such as C-scape, will receive regulatory approval from the FDA, EMA and other foreign regulatory authorities in a timely manner, or at all.

The FDA or any foreign regulatory authorities can delay, limit, or deny approval of our product candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency that the product candidate is safe and effective for the requested indication;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of the product candidate outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;
•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of the product candidate;
•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract;
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

Even if we receive approval of an NDA or foreign regulatory filing for product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve ZEMDRI for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of the product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of the product candidates and would materially adversely impact our business and prospects.

ZEMDRI may cause undesirable side effects. Serious adverse events or other unexpected properties of ZEMDRI and our product candidates may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

ZEMDRI includes a boxed warning about its use. Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product and product candidates could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If ZEMDRI or any of our product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their sale or development or limit sales or development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

Undesirable side effects or other unexpected adverse events or properties of ZEMDRI or any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, ZEMDRI or our other product candidates. If such an event occurs after ZEMDRI or such other product candidates are approved, a number of potentially significant negative consequences may result, including:

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

We cannot predict to what extent bacteria may develop resistance to ZEMDRI, C-Scape, or other product candidates, or how resistance could spread, which could affect the revenue potential for these products.

We developed ZEMDRI and are developing C-Scape and other product candidates to treat multi-drug resistant (“MDR”) infections. The bacteria responsible for these infections evolve quickly and readily transfer their resistance mechanisms within and between species. Furthermore, some resistance to ZEMDRI and C-Scape already exists and we cannot predict how the prevalence of bacterial resistance to ZEMDRI and C-Scape will change over time.

As with some other commercially available aminoglycosides, ZEMDRI is not active against organisms expressing a resistance mechanism known as ribosomal methyltransferase. Although occurrence of this resistance mechanism among CRE varies regionally and is currently rare in the United States, there have been isolated cases of infections by bacteria carrying ribosomal methyltransferase in the United States. We cannot predict whether ribosomal methyltransferase will become widespread in regions where we intend to market ZEMDRI if it is approved. The growth of MDR infections in community settings or in countries with poor public health infrastructures, or the potential use of ZEMDRI outside of controlled hospital settings, could contribute to the rise of ZEMDRI resistance. If resistance to ZEMDRI becomes prevalent, our ability to generate revenue from ZEMDRI could suffer. If resistance to C-Scape and other product candidates becomes prevalent, our ability to generate revenue from them, if approved, could similarly suffer.

We may become dependent on our partners, including but not limited  to Thermo Fisher, to commercialize IVD or related assays.

We have entered into a collaboration with Thermo Fisher for the development and commercialization of a plazomicin IVD assay. We may be dependent on Thermo Fisher with respect to such manufacturing and supply and with respect to commercialization in the United States and the EU. This reduces our control over these activities but would not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards with respect to ZEMDRI.

We or Thermo Fisher may encounter difficulties in developing an assay for commercial application in one or more countries, including issues in relation to regulatory approval, automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such assay. If Thermo Fisher does not perform its contractual duties or obligations, experiences work stoppages, does not meet expected deadlines, terminates its agreements with us or needs to be replaced, or if they otherwise do not meet our expectations for development, manufacture or commercialization of the assay, we may need to enter into new arrangements with one or more alternative third parties for development, manufacture or commercialization of the assay or an alternative assay. We may not be able to do so on commercially reasonably terms, or within the terms of the commercialization agreement without amending such terms, or at all, which could adversely impact our business and results of operations related to ZEMDRI.

If we are not successful in discovering, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our efforts is focused, and will continue to be focused, on the commercialization in the United States of our only approved product, ZEMDRI, a key element of our strategy is to discover, develop and commercialize a portfolio of therapeutics to treat MDR bacterial infections. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new products. Other than ZEMDRI and C-Scape, all of our other potential product candidates remain in the discovery and preclinical stages.

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

Even though we have obtained FDA approval for ZEMDRI and even if we obtain FDA or other regulatory approvals and are able to launch other product candidates commercially, our products or product candidates may not achieve market acceptance among physicians, patients, hospitals (including pharmacy directors) and third-party payors and, ultimately, may not be commercially successful. Market acceptance and market opportunity of any product candidate for which we receive approval depends on a number of factors, including:

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

Any failure by ZEMDRI or any product candidate that obtains regulatory approval to achieve market acceptance or commercial success would adversely affect our business prospects.

The availability of adequate third-party coverage and reimbursement for approved products is uncertain, and failure to obtain adequate coverage and reimbursement from government and other third-party payors could impede our ability to market any future products we may develop and could limit our ability to generate revenue.

There is significant uncertainty related to the third-party payor coverage and reimbursement of newly approved medical products. In addition, there is uncertainty for continued levels of reimbursement for any medical products in consideration of competition, issues concerning the global healthcare infrastructure and other issues that may be beyond our control. The commercial success of our future products in both domestic and international markets depends on whether third-party coverage and reimbursement is available and ongoing for our future products. Governmental payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage their healthcare expenditures by limiting both coverage and the level of reimbursement of new drugs and biologics and, as a result, they may not cover or provide adequate reimbursement for our future products or related diagnostics. These payors may not view ZEMDRI or our future products as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our future products to be marketed on a competitive basis.

Third-party payors are exerting increasing influence on decisions regarding the use of, and coverage and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit or delay coverage and reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated revenue from the sale of our product candidates. If we decrease the prices for ZEMDRI or our product candidates or are unable to occasionally increase prices because of competitive pressures or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

In addition, to the extent that ZEMDRI or our product candidates will be used in a hospital inpatient setting, hospitals often receive fixed reimbursement for all of a patient’s care, including the cost of our drug products and IVD assay, based on the patient’s diagnosis. For example, Medicare reimbursement for hospital inpatient stays is generally made under a prospective payment system that is determined by a classification system known as the Medicare severity diagnosis-related groups. Our patients’ access to adequate coverage and reimbursement by government and private insurance plans is central to the acceptance of ZEMDRI and our future products. We may be unable to sell ZEMDRI and our future products on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

We developed ZEMDRI for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, which constitutes a growing but relatively small patient population. Antibiotics have historically been marketed towards broad patient populations at relatively low prices. Based on the high unmet medical need in the treatment of these infections and the high costs of treating antibiotic resistant infections, we are targeting value-based pricing for ZEMDRI. If hospitals or governmental or other third-party payors do not view the benefits of ZEMDRI as worth the cost, we will be unable to achieve our pricing and reimbursement objectives and our prospects for revenue and profitability will suffer.

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

We rely on third-party contract manufacturing organizations to manufacture and supply ZEMDRI, C-Scape, and other product candidates for us, as well as certain raw materials and other ingredients used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately we may be required to incur significant delays and costs to find new suppliers or manufacturers.

We currently have limited experience in, and we do not own facilities for, manufacturing our product candidates, including ZEMDRI and C-Scape. We rely upon third-party manufacturing organizations to manufacture and supply our product candidates and certain raw materials and other ingredients used in the production thereof. Some of our key components for the production of ZEMDRI have a limited number of suppliers. In particular, sisomicin, the aminoglycoside precursor for ZEMDRI, is supplied by a single manufacturer in China for which we do not have a commercial supply agreement.

The facilities used by our contract manufacturers to manufacture ZEMDRI and our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacture of ZEMDRI and our product candidates. If any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they may not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If any of our contract manufacturers receive warning letters or other notices of violations from the FDA or other regulatory authorities, they may be unable to address the issues raised in such warnings or notices in a timely basis, or at all. This could cause a delay or inability to supply materials or services on a timely basis, or at all. There could also be a delay if we are required to seek additional or backup sources for any aspects of the manufacturing process. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it delays or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain and maintain regulatory approval for or market our product and product candidates, if approved.

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

Certain existing suppliers we use are located outside of the United States, including our sole source supplier for sisomicin, a key raw material for the production of ZEMDRI, which is located in China, and for which we do not have a commercial supply agreement. Additionally, if ZEMDRI is approved for commercialization outside the United States, we will likely seek to enter into agreements with third parties to market ZEMDRI outside the United States. Our product candidates are also likely to rely upon certain suppliers and other third parties outside the United States. We are, or we expect that we will be, subject to additional risks related to these international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	differing U.S. and foreign drug import and export costs and rules;
•	reduced protection for intellectual property rights in certain foreign countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different reimbursement systems;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	potential liability resulting from development work conducted by these third parties; and
•	business interruptions resulting from geopolitical events, including war and terrorism, or natural disasters.

If the testing or use of ZEMDRI or our product candidates harms people or is perceived to harm them even when such harm is unrelated to our product or product candidates, we may be subject to costly and damaging product liability claims that may not be fully covered by our insurance.

Because we have a commercialized product, ZEMDRI, and because we conduct clinical trials with human patients as part of our business for product and product candidates, we face the risk that the use of our products and product candidates may cause harm or adverse side effects to patients. The FDA-approved label for ZEMDRI contains a boxed warning about its risks related to nephrotoxicity, ototoxicity, neuromuscular blockade and fetal harm. There are additional warnings, precautions and contraindications in our FDA-approved label as well. As only limited clinical safety and efficacy data for ZEMDRI are currently available, ZEMDRI is labeled to be reserved for use in cUTI patients who have limited or no alternative treatment options. Although we have product liability insurance, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, on acceptable terms, if at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

If an effective distribution process is not maintained for ZEMDRI and any associated IVD assays, which includes cold-chain logistics, our business may be adversely affected.

We do not currently have our own infrastructure necessary for distributing pharmaceutical products to patients. We have contracted with a third-party logistics company to warehouse and distribute ZEMDRI, and we require ZEMDRI to be maintained at a controlled temperature for some of the distribution chain. Similarly, Thermo Fisher and others will be responsible for warehousing and distributing an IVD assay associated with ZEMDRI, which will also require cold-chain logistics. If we or Thermo Fisher are unable to effectively manage the distribution process of ZEMDRI or an associated IVD assay, sales of ZEMDRI and an associated IVD assay may be severely compromised and our results of operations may be harmed.

In addition, the use of third party distributors, including with respect to cold-chain logistics for ZEMDRI and an associated IVD assay, involves certain risks, including, but not limited to, risks that distributors or pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using ZEMDRI or the IVD assay, or complaints regarding them;
•	not effectively sell or support ZEMDRI or an associated IVD assay with sufficient cold storage;
•	reduce their efforts or discontinue to sell or support ZEMDRI or the IVD assay;

•	not devote the resources necessary to sell ZEMDRI or the IVD assay in the volumes and within the time frames that we expect;
•	be unable to satisfy financial obligations to us or others; or
•	cease operations.

Currently cold-chain logistics are required for ZEMDRI. If we do not effectively maintain our cold-chain supply logistics, then we may experience an unusual number of product returns or out of date product. Any such failure may result in decreased product sales and lower product revenue, which would harm our business. If cold chain logistics are required for IVD assays associated with ZEMDRI, failure to maintain such logistics may also result in decreased sales and lower product revenues of ZEMDRI.

If we are unable to develop an adequate sales and marketing and distribution capability on our own or through third parties for commercializing ZEMDRI and our candidates outside the United States, we will not be successful in commercializing ZEMDRI and our future products outside the United States.

We currently seek to collaborate with companies that can provide a commercial presence and experience in targeted geographic markets outside of the United States for the commercialization of ZEMDRI, if approved. If we rely on third parties for selling, marketing and distributing our approved products outside the United States, any revenue we receive outside the United States will depend upon the efforts of third parties, which may not be successful and are only partially within our control, and our product revenue may be lower than if we directly sold or marketed our products. If we are unable to enter into arrangements with third parties to sell, market and distribute products for which we have received regulatory approval outside the United States on acceptable terms or at all, we will need to market these products ourselves. This is likely to be expensive and logistically difficult, as it would require us to build our own sales, marketing and distribution capacity outside the United States. We have no historical operations in this area, and if such efforts were necessary, we may not be able to successfully commercialize our future products. If we are not successful in commercializing our future products outside the United States, either on our own or through third parties, any future product revenue from product sales outside the United States will be materially and adversely affected, which would harm our business.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to ZEMDRI and our product candidates that we may seek to develop or commercialize in the future. There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of MDR infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations.  Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective, safer or less costly than ZEMDRI or our product candidates that we are currently developing or that we may develop, which could render ZEMDRI and our product candidates obsolete and noncompetitive.

There are a variety of available therapies marketed for the treatment of MDR infections that we would expect could compete with ZEMDRI, including but not limited to AvycazTM (ceftazadime/avibactam), which is marketed by Allergan plc in the United States and marketed by Pfizer outside the United States, VabomereTM (meropenem/vaborbactam), which is marketed by Melinta Therapeutics, tigecycline, which is marketed by Pfizer as Tygacil®, other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B). Many of the available therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products.

There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Tetraphase Pharmaceuticals, Inc. is developing eravacycline for complicated urinary and intra-abdominal infections. Merck & Co., Inc. is developing imipenem/relebactam for certain life-threatening infections caused by MDR strains, including infections due to metallo- b-lactamase producing gram-negative pathogens. Nabriva Therapeutics plc is developing Contepo™ for cUTI. Shionogi is developing cefiderocol for carbapenem-resistant gram-negative pathogens. Allergan plc and Pfizer Inc. continue development of ceftazidime/avibactam (already marketed in the United States) and ceftaroline/avibactam for pneumonia and complicated urinary and intra-abdominal infections. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now (“GAIN”) Act. The GAIN Act provides incentives for the development of new, qualified infectious disease products, including adding five years to the otherwise applicable regulatory exclusivity period. We requested and the FDA granted QIDP designation for ZEMDRI for the treatment of hospital acquired bacterial pneumonia, ventilator-associated pneumonia, complicated intra-abdominal infections, cUTIs, and catheter-related BSI on December 14, 2014. The incentives provided under the GAIN Act, along with government contract funding and other incentives for antibiotic research, may result in more competition in the market for new antibiotics.

In addition to the GAIN Act, the 21st Century Cures Act was signed into law in December 2016. This act establishes a new mechanism to help streamline the development programs for certain antibacterial and antifungal drugs that are intended to treat serious or potentially fatal infections in limited populations of patients where unmet need exists due to lack of available therapies. This mechanism, referred to as the limited population pathway for certain antibacterial and antifungal drugs, would permit FDA to rely on data primarily targeting these limited populations and approve such drugs for limited patient populations, notwithstanding a lack of evidence to fully establish a favorable benefit-risk profile in a population that is broader than the intended limited population. The statement “Limited Population” would appear prominently next to the drug’s name in labeling, which would provide notice to healthcare providers that the drug is indicated for use in a limited and specific population of patients. The limited population statement, additional labeling statements describing the data, and FDA review of promotional materials, are intended to help assure these drugs are used narrowly to treat these serious and life-threatening infections while additional evidence is generated to assess safety and effectiveness for broader use. The 21st Century Cures Act also provides a mechanism to establish, update, and communicate susceptibility test interpretive criteria for antimicrobial drugs. Although the 21st Century Cures Act and other contemplated acts in this space may help or support us, they also increase competition in the market for antimicrobials and provide incentives for the potential of new competitors in this disease area.

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

We currently intend to form one or more collaborations relating to the commercialization of ZEMDRI outside the United States, if approved outside the United States, and we may also attempt to form other collaborations in the future with respect to our technology and product candidates, but we may not be able to do so, which may cause us to alter our development and commercialization plans.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our programs that we believe will complement or augment our existing business. For example, we currently intend to identify one or more strategic partners for the commercialization of ZEMDRI outside the United States, and we may also attempt to find one or more strategic partners for the development or commercialization of one or more of our product candidates. We face significant competition in seeking appropriate strategic partners, and the negotiation process to secure appropriate terms is time-consuming and complex. We may not be successful in our efforts to establish strategic partnerships for ZEMDRI or our product candidates and programs on terms that are acceptable to us, or at all.

Any delays in identifying suitable collaborators and entering into agreements to develop or commercialize our products or product candidates could negatively impact the development or commercialization of our products or product candidates in geographic regions where we do not have development and commercialization infrastructure. Absent a collaboration partner for the commercialization of ZEMDRI outside the United States or for our product candidates, we would need to undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our products or product candidates or bring them to market within or outside of the United States in a timely manner or at all and our business may be materially and adversely affected.

We may be unable to realize the potential benefits of any collaboration.

Even if we are successful in entering into a collaboration with respect to the development or commercialization of one or more products or product candidates, there is no guarantee that the collaboration will be successful. Collaborations may pose a number of risks, including:

•

collaborators often have significant discretion in determining the efforts and resources that they will apply to the collaboration, and may not commit sufficient resources to the development, marketing or commercialization of the product or products that are subject to the collaboration;

•	collaborators may not perform their obligations as expected;
•

collaborators may cease to devote resources to the development or commercialization of our products or product candidates if the collaborators view our products or product candidates as competitive with their own products or product candidates;

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
•

collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to pursue further development or commercialization of the applicable product or product candidate.

As a result, a collaboration may not result in the successful development or commercialization of our products or product candidates.

In pursuing our growth strategy, we will incur a variety of costs and may devote resources to potential opportunities that are never completed or for which we never receive the benefit. Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow and adversely affect our business.

As part of our growth strategy, we intend to explore further development opportunities for ZEMDRI, including possible additional indications, populations and formulations to assess its potential to treat various conditions. These development efforts may fail or may not increase the revenues that we generate from ZEMDRI. Furthermore, they may result in adverse events, or perceived adverse events, in certain patient populations that are then attributed to the currently approved patient population, which may result in adverse regulatory action or harm ZEMDRI’s reputation in the marketplace, each of which could materially harm our revenues from ZEMDRI.

 In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional products or product candidates on terms that we find acceptable, or at all.

In addition, such acquisitions may entail numerous operational and financial risks, including:

•       exposure to unknown liabilities;

•       disruption of our business and diversion of our management’s time and attention to develop acquired products, product candidates or technologies;

•       incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

•       higher than expected acquisition and integration costs;

•       difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

•       increased amortization expenses;

•       impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•       inability to motivate key employees of any acquired businesses.

Furthermore, we may have little or no insight or control over the development and commercialization of any product that we have in-licensed outside the licensed territory.  If other licensees do not effectively develop or commercialize any such product outside the licensed territory, our reputation or the reputation of any such product may be impacted.  Also, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

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

Our ability to attract, retain and motivate necessary personnel may further be challenged by our recent corporate restructuring, which is expected to result in the elimination of approximately 28% of our workforce, including the departure of three members of our executive team.  This restructuring may make future potential executives and employees wary to accept roles with us.

If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our recent corporate restructuring and any similar changes in the future may serve as a significant distraction for our management and employees.

On July 26, 2018, we announced a strategic update and corporate restructuring which is expected to result in the elimination of approximately 28% of our workforce.  In connection with the restructuring, we also announced that Kenneth Hillan, M.B., Ch.B., President, R&D, will leave the Company on October 15, 2018, that Tobin Schilke, Chief Financial Officer, will leave the Company on September 30, 2018 and that Lee Swem, Ph.D., Chief Scientific Officer, will leave the Company on September 24, 2018.  In addition, we announced that Zeryn Sarpangal, Chief of Staff, will assume the role of Chief Financial Officer (as well as the role of Principal Financial Officer and Principal Accounting Officer) on October 1, 2018 and that Liz Bhatt, Chief Business Officer, will assume the role of Chief Operating Officer on July 26, 2018.

Such changes, or any other future changes in our executive leadership or in our workforce generally, may disrupt our operations as we assimilate new leadership and potential differing perspectives on our strategic direction and as we adjust to the reallocation of responsibilities among our workforce. If transitions in executive leadership, our workforce or corporate structure are not smooth, the resulting disruption could negatively affect our operations and employees’ morale and could impede our ability to attract and retain personnel and execute our strategic plan. In addition, the corporate restructuring and similar changes in the future could lead to legal claims which may be time consuming and expensive to manage.  If such costs are substantial, this could significantly harm our financial condition and results of operations.

Our business could be negatively affected as a result of a proxy contest or certain other stockholder actions or disputes.

Responding to certain stockholder actions and disputes can be costly, disruptive and time-consuming, and could also impact our ability to attract, retain and motivate our employees. For example, a proxy contest for our annual meeting of stockholders relating to stockholder proposals or director nominees would require significant time and could divert the attention of our management, other employees and our board of directors. In addition, a proxy contest would require us to incur significant costs, including legal fees and proxy solicitation expenses.  Any disputes with stockholders, including stockholder litigation, would similarly be distracting, time consuming and expensive to manage.

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Our third-party manufacturers’ activities and our own activities involve the controlled storage, use and disposal of hazardous materials, including the components of our pharmaceutical products and product candidates, test samples and reagents, biological materials and other hazardous compounds. We and our manufacturers are subject to federal, state, local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and/or interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. If such unexpected costs are substantial, this could significantly harm our financial condition and results of operations.

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

If we are not able to adequately comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, as occurred for the quarter ended June 30, 2017, we may not detect errors on a timely basis and our financial statements may be materially misstated. As of June 30, 2018, our management believes our internal controls were effective, and our independent auditors have attested that the operation of our internal controls was effective as of

December 31, 2017; however, there can be no assurance that management and our independent auditors will be able to make similar reports in the future.

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

We implemented a remediation plan to address the underlying causes of the material weakness described above. The remediation plan included:

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

As of June 30, 2018, our management believes our internal controls were effective, and our independent auditors have attested that the operation of our internal controls was effective as of December 31, 2017, however there can be no assurance that management and our independent auditors will be able to make similar reports in the future. We cannot assure that the measures we took in response to this material weakness are sufficient to avoid potential future material weaknesses.

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

Risks Related to Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product or product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. In particular, our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product and product candidates. However, we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection.

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

Further, one of our product candidates, C-Scape, involves an innovative treatment combination of two previously-identified and approved products. In addition to all of the risks and uncertainties with pharmaceutical candidates in general, these prior products have extensive patent and intellectual property portfolios that once protected them and may continue to protect certain aspects of these products. Such portfolios create additional risks and uncertainties for our own ability to obtain material patent or intellectual property protection on our combination development candidate, including the possibility that existing patents or applications relate to and cover combinations of these same products or product classes and the possibility that prior patent positions on these compounds will make it more difficult for us to obtain our own affirmative patents in this area. Antibacterial products are commonly used in combination with one another in research, development and treatment. We may not be aware of all the ways these prior products have been used in combination and of the various intellectual property that may relate to such combination or combinations or the prior uses of these compounds that may prevent us from obtaining our own intellectual property.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

In addition to the protection afforded by patents, we rely on confidential proprietary information, including trade secrets, and know-how to develop and maintain our competitive position. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. We seek to protect our confidential proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Further, the laws of some foreign countries, including China, where we currently source raw materials for

ZEMDRI, do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our product and/or product candidates.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology, ZEMDRI or our product candidates, including proceedings such as post-grant review and inter partes review (“IPR”) before the U.S. Patent and Trademark Office (“USPTO”). Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or product candidates or force us to cease some of our business operations, which could materially harm our business. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Filing, prosecuting and defending patents on all of our product and product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions, including China, where we currently source raw materials for ZEMDRI. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If we breach any of the agreements with third parties under which we license certain use, development and commercialization rights to ZEMDRI and our product candidates, we could lose license rights that are important to our business.

While we own the primary patent family covering ZEMDRI, our development and commercialization of ZEMDRI is subject to our license agreement with Ionis Pharmaceuticals, Inc. (formerly known as Isis Pharmaceuticals, Inc.). Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations for achievement of certain milestones and royalties on product sales, as well as other material obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing collaborators may have the right to terminate the applicable license in whole or in part. In particular, the loss of our license agreement with Ionis Pharmaceuticals, Inc. could materially adversely affect our ability to continue commercializing ZEMDRI.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make compounds that are similar to ZEMDRI or our product candidates but that are not covered by the claims of the patents that we own or license;
•	we or our licensors or collaborators might not have been the first to make the inventions covered by an issued patent or pending patent application that we own or license;
•	we or our licensors or collaborators might not have been the first to file patent applications covering an invention;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	pending patent applications that we own or license may not lead to issued patents;
•	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
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

Under our Gates Foundation collaboration, our research with respect to certain antibody platform and treatment development in identified developing countries are subject to certain intellectual property rights held by the Gates Foundation. While we have rights to develop and commercialize these technologies, we are required to implement a global access program for such technologies and we may not be able to further develop or exploit in certain territories, primarily those considered as developing countries. Further, if we are unable to perform under our Gates Foundation collaboration, we could lose or hinder certain investments by Gates, including investments in equity and intellectual property.

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

Risks Related to Government Regulation

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining, or cause delays in obtaining, approvals for the commercialization of some or all of our product candidates, and of ZEMDRI outside the United States, which will materially impair our ability to generate revenue.

The design, development, research, testing, manufacturing, labeling, storage, recordkeeping, approval, selling, import, export, advertising, promotion, and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally by the FDA, and foreign regulatory authorities, with regulations differing from country to country. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Neither we nor any future collaboration partner is permitted to market any product candidate in the United States until we receive regulatory approval of an NDA from the FDA.

In June 2018, we announced the receipt of FDA approval for ZEMDRI for adults with cUTI, including pyelonephritis, caused by certain Enterobacteriaceae in patients with limited or no alternative treatment options. Other than the NDA for ZEMDRI, we have not submitted an application or obtained marketing approval for ZEMDRI or any product candidate anywhere in the world. An NDA must include extensive preclinical and clinical data and supporting information to establish to the FDA’s satisfaction the product candidate’s safety and efficacy for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

•	warning letters;
•	civil and criminal penalties;
•	injunctions;
•	withdrawal of approved products;
•	product seizure or detention;
•	product recalls;
•	total or partial suspension of production; and
•	refusal to approve pending NDAs or supplements to approved NDAs.

Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and any applicable collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. Preclinical testing and clinical trials are long, expensive and uncertain processes. We may spend several years completing our testing for any particular product candidate, and failure can occur at any stage. Negative or inconclusive results or adverse medical events during a clinical trial could also cause the FDA or us to terminate a clinical trial or require that we repeat it or conduct additional clinical trials. Additionally, data obtained from preclinical studies and clinical trials can be interpreted in different ways and the FDA or other regulatory authorities may interpret the results of our studies and trials less favorably than we do. Even if we believe the preclinical or clinical data for a product candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials of such product candidates and result in the FDA or other regulatory authorities denying approval of such product candidates for any or all targeted indications. The FDA or other regulatory authorities may determine that ZEMDRI or any product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. In addition, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Even after we receive regulatory approval for a product candidate, we are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to restrictions, withdrawal from the market, or penalties if we fail to comply with applicable regulatory requirements or if we experience unanticipated problems with our product and/or product candidates, when and if approved.

Even after regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies or surveillance to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion, recordkeeping and submission of safety and other post-market information. Manufacturers of our products and manufacturers’ facilities are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products. If we, any future collaboration partner or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the collaboration partner, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA also imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. If we, our product and product candidates or the manufacturing facilities for our product and product candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

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

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our product or product candidates internationally.

We may seek a distribution and marketing collaborator for ZEMDRI or our product candidates commercialized outside of the United States. In order to market our product or product candidates in the European Economic Area (the “EEA”), which is comprised of the 28 Member States of the EU, plus Norway, Iceland and Liechtenstein, and many other foreign jurisdictions, we or our collaboration partners must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations:

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

Healthcare reform measures could hinder or prevent our product or product candidates’ commercial success.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product and product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product and product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product and product candidates, if approved.

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

Risks Related to Our Common Stock

The price of our common stock is extremely volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.

The trading volume of our common stock on The Nasdaq Global Market has been limited since our IPO which occurred in March 2014, and there can be no assurance that an active and liquid trading market for our common stock will be sustained. We cannot predict the extent to which investor interest in our company will lead to an active trading market on The Nasdaq Global Market or otherwise or how liquid that market might become. If an active public market is not sustained, it may be difficult for stockholders to sell their shares of common stock at prices that are attractive to them, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration. The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from, or any delays in, clinical trial programs relating to ZEMDRI or our product candidates;
•	delays in commercializing or obtaining regulatory approvals for ZEMDRI or our product candidates;
•

any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long-term effects associated with the use of ZEMDRI or our product candidates;

•	capital fundraising or other financing activities that contain onerous or unfavorable terms;
•	manufacturing issues related to ZEMDRI or our product candidates for clinical trials or future products for commercialization;
•	commercial success and market acceptance of ZEMDRI or our product candidates following regulatory approval;
•	undesirable side effects caused by ZEMDRI or our product candidates after they have entered the market;
•	spread of bacterial resistance to ZEMDRI or our product candidates;
•	ability to discover, develop and commercialize additional product candidates;

•

announcements relating to collaborations that we may enter into with respect to the development or commercialization of ZEMDRI or our product candidates, or the timing of payments we may make or receive under these arrangements;

•	announcements relating to the receipt, modification or termination of government contracts or grants, or the timing of payments we may receive under these arrangements;
•	success of our competitors in discovering, developing or commercializing products;
•	delay or failure to successfully develop, validate and obtain regulatory clearance or approval of plazomicin IVD assay or related diagnostic;
•	strategic transactions undertaken by us;
•	additions or departures of key personnel;
•	product liability claims related to our clinical trials, ZEMDRI or product candidates;
•	prevailing economic conditions;
•	business disruptions caused by earthquakes or other natural disasters;
•	disputes concerning our intellectual property or other proprietary rights;
•	litigation or the threat of litigation;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	healthcare reform measures in the United States or other countries;
•	sales of our common stock by our officers, directors or significant stockholders;
•	future sales or issuances of equity or debt securities by us;
•	fluctuations in our quarterly operating results; and
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

As of August 1, 2018, our executive officers, directors, and their respective affiliates beneficially owned approximately 8% of our outstanding voting stock.  Accordingly, these stockholders may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we continue to raise additional capital by issuing equity securities, the share ownership of existing stockholders will continue to be diluted.  For example, on May 31, 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock, at a price of $22.50 per share, including the full exercise of the underwriters’ option to purchase an additional 750,000 shares of common stock on June 9, 2017. We received net proceeds from the offering of $121.2 million, after deducting the underwriting discounts and commissions and offering expenses. Also, on February 27, 2018, we filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, we filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of our common stock in “at the market” (“ATM”) offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”). We have not yet sold any securities pursuant to the 2018 Shelf Registration Statement or the 2018 Sales Agreement and thus all securities registered remain available for sale.

Any future debt financing may involve covenants that restrict our operations, including, among other restrictions, limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, including pursuant to the 2018 Shelf Registration Statement or the 2018 Sales Agreement, the issuance of these securities could result in further dilution to our stockholders or result in downward pressure on the price of our common stock.

Future sales by our existing holders of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of August 1, 2018, we have outstanding a total of 45,209,423 shares of common stock. Other than any shares held by our directors, officers and certain existing investors, all of these are currently freely tradable.

In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (our “2003 Plan”) or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our “2014 Plan”), our 2014 Employment Commencement Incentive Plan (our “Inducement Plan”) and our 2014 Employee Stock Purchase Plan (our “ESPP”), in each case, as of June 30, 2018, 8,638,738 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

As of August 1, 2018, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 17,514 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

If we do not fulfill our obligations or commit certain material breaches under the research agreement with the Gates Foundation, and fail to cure them, we may be required to redeem shares of our common stock held by the Gates Foundation and its affiliates.

In the event of termination of the research agreement or an exercise of charitable default rights by the Gates Foundation for certain specified uncured material breaches by us, we may be obligated, among other remedies, to either redeem our common stock purchased by the Gates Foundation in connection with the research agreement, facilitate the purchase of such common stock by a third party or elect to register the resale of such common stock into the public markets unless certain specified conditions are satisfied. If we are required to redeem such shares of common stock, at values significantly higher than our then-current stock price, our financial condition could be materially and adversely affected.

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

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 8.01 – Other Information” of Form 8-K.

On August 3, 2018, the Company announced that the Centers for Medicare & Medicaid Services (“CMS”) has granted a new technology add-on payment (“NTAP”) for ZEMDRI when administered in the hospital inpatient setting. The NTAP program will provide hospitals with a payment, in addition to the standard-of-care Diagnostic Related Group reimbursement, of up to 50% of the cost of ZEMDRI for a period of two to three years, effective in the 2019 fiscal year starting on October 1, 2018. CMS has assigned a maximum payment of $2,722.50 for a patient treated with ZEMDRI. Cases involving ZEMDRI that are eligible for NTAP will be identified by unique ICD–10–PCS procedure codes XW033G4 and XW043G4.

In the final rule concerning Hospital Inpatient Prospective Payment Systems and Fiscal Year 2019 Rates, CMS stated that “ZEMDRI offers a substantial clinical improvement for patients who have limited or no alternative treatment options because it is a new antibiotic that offers a treatment option for a patient population unresponsive to currently available treatments” and that “ZEMDRI meets all the criteria for approval of new technology add-on payments.”

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

Date: August 6, 2018	ACHAOGEN, INC.

	By:	/s/ Blake Wise
Blake Wise
Chief Executive Officer (principal executive officer)

Date: August 6, 2018	By:	/s/ Tobin C. Schilke
Tobin C. Schilke
Chief Financial Officer (principal financial and accounting officer)