Form 10-Q
period 2018-09-30
Achaogen, Inc.
filed 2018-11-08
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or reviewed accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, there were 46,119,841 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

ACHAOGEN, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Achaogen, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,635	$145,219
Short-term investments	2,589	19,572
Trade and contract receivables, net	1,981	1,357
Inventory	637	—
Prepaids and other current assets	6,348	6,367
Restricted cash	328	5,891
Total current assets	67,518	178,406
Property and equipment, net	15,754	14,810
Restricted cash	6,267	3,855
Non-current inventory	1,604	—
Other long-term assets	6,158	—
Total assets	$97,301	$197,071
Liabilities, contingently redeemable common stock and stockholders’ equity
Current liabilities:
Accounts payable	$10,920	$6,862
Accrued liabilities	14,355	15,441
Loan payable, current portion	—	12,500
Deferred revenue	328	2,100
Derivative liability	950	—
Total current liabilities	26,553	36,903
Loan payable, long-term	24,773	9,457
Warrant liability	2,600	9,774
Derivative liability, long-term	—	686
Deferred rent	8,588	8,289
Total liabilities	62,514	65,109
Commitments and contingencies (Note 10)
Contingently redeemable common stock (Note 9)	10,000	10,000
Stockholders' equity
Common stock, $0.001 par value, 290,000,000 shares authorized at September 30, 2018 and December 31, 2017; 45,967,093 and 42,515,015 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	46	42
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in-capital	536,569	494,758
Accumulated deficit	(511,828)	(372,838)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	24,787	121,962
Total liabilities, contingently redeemable common stock and stockholders’ equity	$97,301	$197,071

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Operations

(In thousands except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Product revenue, net	$291	$—	$291	$—
Contract revenue	1,707	577	6,412	9,306
Total revenues	1,998	577	6,703	9,306
Operating expenses
Cost of sales	11	—	11	—
Research and development	21,732	25,316	89,572	66,113
Selling, general and administrative	18,937	11,805	54,484	27,415
Restructuring charges	7,944	—	7,944	—
Total operating expenses	48,624	37,121	152,011	93,528
Loss from operations	(46,626)	(36,544)	(145,308)	(84,222)
Interest expense	(435)	(740)	(1,335)	(2,170)
Change in warrant and derivative liabilities	4,865	6,773	6,909	(3,957)
Loss on debt extinguishment	—	—	(819)	—
Other income, net	405	604	1,563	1,114
Net loss	$(41,791)	$(29,907)	$(138,990)	$(89,235)
Net loss per common share
Basic	$(0.92)	$(0.71)	$(3.10)	$(2.31)
Diluted	$(1.02)	$(0.85)	$(3.21)	$(2.31)
Weighted-average shares used to calculate net loss per common share
Basic	45,329,711	42,259,001	44,854,279	38,709,811
Diluted	45,794,686	43,211,059	45,595,838	38,709,811

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(41,791)	$(29,907)	$(138,990)	$(89,235)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	2	33	—	(2)
Total comprehensive loss	$(41,789)	$(29,874)	$(138,990)	$(89,237)

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(138,990)	$(89,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,149	851
Amortization of (discount) premium on short-term investments	(330)	(144)
Stock-based compensation expense	11,816	10,297
Non-cash facility exit costs, net	3,426	—
Loss on fixed asset disposition	—	54
Change in warrant and derivative liabilities	(6,910)	3,958
Loss on debt extinguishment	819	—
Non-cash interest expense relating to notes payable	398	639
Change in operating assets and liabilities:
Trade and contract receivables, net	(624)	11,911
Prepaids and other assets	19	—
Inventory	(763)	(3,985)
Other long-term assets	(6,158)	—
Accounts payable and accrued liabilities	932	(752)
Deferred revenue	(1,772)	2,708
Other liabilities	2,738	860
Net cash used in operating activities	(133,250)	(62,838)
Cash flows from investing activities:
Purchases of property and equipment	(8,396)	(5,277)
Purchases of short-term investments	(58,101)	(121,796)
Maturities of short-term investments	75,414	84,106
Net cash provided by (used in) investing activities	8,917	(42,967)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	27,254	121,192
Proceeds from issuance of contingently redeemable common stock, net of issuance costs	—	10,000
Proceeds from the issuance of common stock in connection with equity incentive plans	2,745	1,789
Proceeds from exercise of stock warrants	—	417
Proceeds from loan payable, net of issuance costs	24,432	—
Repayment of loan payable	(22,833)	(1,042)
Net cash provided by financing activities	31,598	132,356
Net increase (decrease) in cash, cash equivalents, and restricted cash	(92,735)	26,551
Cash, cash equivalents, and restricted cash at beginning of period	154,965	119,341
Cash, cash equivalents, and restricted cash at end of period	$62,230	$145,892
Supplemental disclosures of cash flow information
Interest paid	$1,272	$1,531
Supplemental disclosures of noncash investing and financing information
Reclassification of warrant liability to additional paid-in capital	$—	$2,089
Purchases of property plant and equipment included in deferred rent	$989	$4,736
Purchases of property plant and equipment included in accounts payable	$561	$—

See accompanying notes to condensed consolidated financial statements.

Achaogen, Inc.

September 30, 2018

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Basis of Presentation and Consolidation

Achaogen, Inc. (together with its consolidated subsidiary, the “Company”) is a biopharmaceutical company passionately committed to discovering, developing and commercializing innovative antibacterial agents for multi-drug resistant (“MDR”) gram-negative infections. On June 25, 2018, the U.S. Food and Drug Administration (“FDA”) approved the Company’s first commercial product ZEMDRI™ (plazomicin) for adults with complicated urinary tract infections (“cUTI”), including pyelonephritis, caused by certain Enterobacteriaceae in adult patients with limited or no alternative treatment options. ZEMDRI is an intravenous (“IV”) infusion, administered once daily over a 30-minute IV. The approval of ZEMDRI was supported by data from the EPIC (“Evaluating Plazomicin in cUTI”) clinical trial, which evaluated the safety and efficacy of plazomicin in patients with serious infections caused by gram-negative pathogens. ZEMDRI became commercially available in July 2018. The Company has global commercialization rights to ZEMDRI, which has patent protection in the United States estimated until 2031 to 2032.

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

The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all its resources to identifying, developing and commercializing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of  December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

Liquidity and Going Concern

On April 7, 2015, the Company entered into a Common Stock Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company could issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an at-the-market (“ATM”) equity offering program under which Cowen acted as sales agent. During the nine-month period ended September 30, 2018, the Company sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million, of which all sales took place during the three-month period ended March 31, 2018. As of September 30, 2018, the Company had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement.

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

On February 26, 2018, the Company entered into a new Loan and Security Agreement (“SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to make available to the Company term loans with an aggregate principal amount of up to $50.0 million, $20.9 million of which was used to repay our loan with Solar Capital Ltd., $4.1 million of which was provided to us on February 26, 2018 and $25.0 million of which the Company borrowed on October 29, 2018.

On February 27, 2018, the Company filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of the Company’s common stock in ATM offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”). During the three-month period ended September 30, 2018, the Company sold 718,624 shares of common stock under the 2018 Sales Agreement, at a weighted-average price of approximately $4.64 per share for aggregate gross and net proceeds of $3.3 million.

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

The Company has incurred losses and negative cash flows from operations every year since its inception.  As of September 30, 2018, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $58.2 million and an accumulated deficit of approximately $511.8 million. On November 5, 2018, the Company announced that it is has begun a review of strategic alternatives to maximize shareholder value, including but not limited to the potential sale or merger of the Company or its assets. The Company may be unable to identify or execute such strategic alternatives for the Company, and even if executed such strategic alternatives may not enhance stockholder value or the Company’s financial position.  The Company also announced on November 5, 2018 a restructuring of its organization to preserve cash resources which is expected to reduce total operating expenses by approximately 35-40 percent, excluding one-time charges. The restructuring is expected to be largely completed before the end of 2018.  The restructuring is designed to focus the Company’s cash resources on the continued successful launch of ZEMDRI and advancing C-Scape.

Based on the Company’s available cash resources, which exclude restricted cash and $25.0 million which will be collaterized in connection with the SVB Loan Agreement if the Company’s cash balance falls below a certain threshold (see Note 7 (Borrowings) for further details of the SVB Loan Agreement), the Company believes it has sufficient funds to support current planned operations through the middle of the first quarter of 2019. This condition results in the assessment that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan to address this condition includes seeking additional funds through equity or debt financings, government contracts, third party collaborations, commercial sales of ZEMDRI or other sources to permit additional investments in the commercialization of ZEMDRI and continued research and development efforts. The Company may be unable to obtain equity or debt financings, government contracts, third party collaborations or other sources of additional investment and, if necessary, the Company will be required to implement further cost reduction strategies, including a reduction in the scope of our research and development programs and other operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. As of September 30, 2018, the Company has primarily financed its operations through public offerings and private placements of its equity securities, debt financings and government contracts. There can be no assurance that the Company will be able to obtain additional debt or equity financing or continue to generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed would adversely affect the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those related to net product revenue, clinical trial accruals, fair value of derivative and warrant liabilities, common stock and stock-based awards and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, trade and contract receivables, prepaid and other current assets, accounts payable, accrued liabilities, and other current liabilities approximate fair value due to their short-term maturities. Short-term investments consist of available-for-sale securities and are carried at fair value. Based upon the borrowing rates currently available to the Company for loans with similar terms, the Company believes the carrying amount of the loan payable approximates its fair value. The warrant and derivative liabilities are recorded at estimated fair value with changes in estimated fair value recorded in the Company's statements of operations.

Cash and Cash Equivalents

Cash equivalents include only securities having a maturity of three months or less at the time of purchase. As of September 30, 2018 and December 31, 2017, cash and cash equivalents consisted of bank deposits, cash, commercial paper, money market funds, cash repurchase agreement investments and overnight cash sweep investments in government money market funds.

Short-term Investments

Short-term investments consist of debt securities with maturities greater than three months, but less than one year from the date of acquisition, and are classified as available for sale. Short-term investments are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and reported as a component of net unrealized (loss) on available-for-sale securities in the Company's consolidated statements of comprehensive loss. The amortized cost of debt securities reflects amortization of purchase premiums and accretion of purchase discounts to date, which are included in net other income.

The Company reviews all of its marketable securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value.

Trade and Contract Receivables, net

Trade accounts receivable consist of payments to be received from customers for sales of ZEMDRI recorded net of prompt-payment discounts, incentive fees, chargebacks, and doubtful accounts. Estimates for chargebacks, prompt-payment discounts and incentive fees are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs.

Contract accounts receivable consist of payments to be received from U.S. government contracts.

Restricted Cash

At September 30, 2018 and December 31, 2017, the Company had restricted cash of $6.6 million and $9.7 million, respectively. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the condensed consolidated balance sheets (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$55,635	$145,219
Restricted cash, current	328	5,891
Restricted cash, non-current	6,267	3,855
Total cash, cash equivalents, and restricted cash	$62,230	$154,965

In May 2017, the Company received $13.2 million of funding from the Gates Foundation from the Grant Funds and Gates Investment (see Note 1). The Letter Agreement restricts the Company’s use to expenditures that are reasonably attributable to the activities required to support the research projects funded by the Gates Foundation, including an allocation of overhead and administrative expenses. As of September 30, 2018 and December 31, 2017, the Company had $6.1 million and $9.2 million, respectively, of restricted cash related to the cash provided by the Gates Foundation. As of September 30, 2018 and December 31, 2017, the Company had $0.5 million of restricted cash, which relates to the Company’s facility leases.

Other Long-Term Assets

Other long-term assets consist of deferred manufacturing costs related to clinical research or production of ZEMDRI. These costs are amortized over the life of the respective contract.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker regarding resource allocation and assessing performance. The Company has one operating segment.

Customer Concentration

For the three and nine-month periods ended September 30, 2018 and 2017, the Company’s revenue was generated from product revenues, funding pursuant to U.S. government contracts and a non-profit foundation grant. All trade and contract receivables relate to sales from product revenue and funding from U.S. government contracts. As of and for the year ended December 31, 2017 all of the Company’s revenue and contract receivable balance was represented by funding from U.S. government contracts and a non-profit foundation grant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking, overnight sweep and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of September 30, 2018 and December 31, 2017, the Company had not experienced any credit losses in such accounts or investments.

Inventory

Inventory is stated at the lower of cost and net realizable value with costs determined under the first-in, first-out (FIFO) cost method and consists of raw materials, work-in-process and finished goods. Costs capitalized as inventory include third party manufacturing costs, associated compensation-related costs of personnel indirectly involved in the manufacturing process and other overhead costs. The Company uses standard costs to determine its cost basis for inventory, which approximates actual costs. Standard costs are reviewed and updated annually or as needed.

The inventory capitalization process began to be applied to ZEMDRI upon FDA approval on June 25, 2018. Prior to regulatory approval of ZEMDRI, the Company incurred expenses related to the manufacturing of the product and recorded all such costs as research and development expenses. Beginning on June 25, 2018, the Company began to capitalize inventory costs associated with ZEMDRI when it was determined that the inventory had a probable future economic benefit and the related costs were expected to be realized through commercialization of ZEMDRI. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of its previously capitalized inventory. The Company periodically analyzes its inventory levels, and evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

Revenue Recognition

Product Revenue, Net

For revenue recognized as product revenue, the Company adopted the Accounting Standards Update (“ASU”) No 2014-09, Revenue from Contracts with Customers (“ASC 606”) at the time of its first commercial sale of ZEMDRI in the third quarter of 2018. Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes revenue in the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

The Company’s product revenue consists of the sales of ZEMDRI, which the Company began shipping to customers in July 2018. Prior to July 2018, the Company had no product revenues. The Company sells ZEMDRI to specialty distributors and physician-owned infusion centers in the United States. These customers subsequently resell the Company’s product to hospitals, medical centers, or patients. In addition to these distributions and purchasing agreements, the Company enters into arrangements with health care providers and payors  that provide government mandated or negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s product.

Revenue is recognized on product sales when the customer obtains control of the Company’s product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances, chargebacks and government rebates. The Company expenses incremental costs of obtaining a contract when incurred, if the expected amortization period of the asset that the Company would have recognized is one year or less. To date, the Company has not incurred such costs.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, and other allowances that are offered within contracts between the Company and its customers, payors and other indirect customers relating to product sales. These reserves as detailed below are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC 606 for relevant factors. These factors include current contractual and statutory requirements, specific known market events and trends, industry data, and/or forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from estimates. If actual results in the future vary from our estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provides customers with discounts which include incentive fees and other considerations, including prompt-pay discounts, service fees, and other contract fees that are explicitly stated in contracts. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables or recording of accrued liabilities. In addition, the Company compensates its customers for sales order management, data, administrative, and distribution services. However, the Company has determined such services received to date are not distinct from the sale of products to the customer and therefore a fair market value for these services may not be reasonably determined. Therefore, these payments have been recorded as a reduction of revenue within the condensed consolidated statement of operations for the three and nine-months ended September 30, 2018.

Product Returns: The Company’s standard return policy offers customers a right of return for shipping errors or product damage. The Company estimates the amount of product sales that may be returned by customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities using available industry data, sales information and visibility into the inventory remaining in the distribution channel.

Chargebacks: Chargebacks are discounts that occur when qualified healthcare providers purchase directly from the Company’s specialty distributors at a discounted price. The specialty distributors, in turn, charge the Company the difference between the price initially paid by the wholesaler and the discounted price paid to the wholesaler by the healthcare providers or government entities. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts shortly after the chargeback has been processed and approved. Reserves for chargebacks consist of amounts that the Company expects to issue for units that remain in the distribution channel at each reporting period end and chargebacks that customers have claimed but for which the Company have not yet issued a credit.

Government Rebates: Based on established reimbursement arrangements under the Medicaid and Medicare programs, the Company is obliged to make payment of rebates with respect to utilization of the Company’s product by qualified customers. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and recording of accrued liabilities. The Company’s liability for these rebates consists of invoices received for claims that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimates of future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

The Company will continue to assess its estimates of variable consideration as it accumulates additional historical data and will adjust these estimates accordingly.

Contract Revenue

For revenue recognized as contract revenue, the Company evaluated Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) and determined that the government contracts and non-profit foundation grant are not in scope as the government entities and foundations are not customers under the agreements. For services performed under these contracts and grant agreements, the Company recognizes revenue when: (i) evidence of an arrangement exists, (ii) fees are fixed or determinable, (iii) services have been delivered, and (iv) collectability is reasonably assured. Government contracts provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from government contracts is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the government contracts have been met. Costs of contract revenue are recorded as a component of operating expenses in the Company’s consolidated statements of operations.

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

Cost of Sales

Cost of sales represents primarily the costs associated with manufacturing ZEMDRI and ZEMDRI net sales-based royalties.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. As of December 31, 2017, the Company did not have any impairment charges. During the three months ended September 30, 2018, the Company identified an impairment charge related to long-lived assets which the Company ceased use of in connection with the restructuring effected in July 2018 (see Note 4).

Warrant Liability

On June 3, 2016, the Company issued warrants to purchase 1,999,999 shares of its common stock pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) in connection with a private placement financing transaction (the “Private Placement”). Each warrant has an exercise price of $3.66 per share and is exercisable for five years from the date of issuance. The Company accounts for these warrants as a liability instrument measured at estimated fair value. The initial fair value of the warrants was determined using a calibration model that involved using the Black-Scholes Pricing Model ("Black-Scholes"), which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the condensed consolidated statements of operations. As of September 30, 2018, a warrant to purchase 1,178,782 shares of the Company’s common stock remains outstanding and unexercised.

Contingently Redeemable Common Stock

In May 2017, the Company agreed to sell 407,331 shares of its contingently redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55 (see Note 1). Common stock with embedded redemption features that are settled at the option of the holder, are considered redeemable common stock. Redeemable common stock is considered to be temporary equity and presented in a section between liabilities and equity on the Company’s consolidated balance sheets. Subsequent adjustment of the amount presented in temporary equity is required only if the Company determines that it is probable that the instrument will become redeemable. Upon termination of the redemption features, the redeemable common stock is reclassified into equity. As of September 30, 2018, 407,331 shares of contingently redeemable common stock remain as temporary equity.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for the Company in fiscal year 2019. Early adoption is permitted. The Company has identified the relevant lease arrangements and is currently in the process of evaluating the impact of this new guidance on its condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss used to compute basic net loss per share	$(41,791)	$(29,907)	$(138,990)	$(89,235)
Less: Gain on private placement warrants	(4,877)	(6,795)	(7,173)	-
Net loss used to compute diluted net loss per share	$(46,668)	$(36,702)	$(146,163)	$(89,235)
Denominator:
Weighted-average shares used to compute basic net loss per share	45,329,711	42,259,001	44,854,279	38,709,811
Add: Private placement warrant shares	464,975	952,058	741,559	-
Weighted-average shares used to compute diluted net loss per share	45,794,686	43,211,059	45,595,838	38,709,811
Net loss per share:
Basic	$(0.92)	$(0.71)	$(3.10)	$(2.31)
Diluted	$(1.02)	$(0.85)	$(3.21)	$(2.31)

For the three and nine-month periods ended September 30, 2018 and 2017, potentially dilutive securities outstanding have been excluded from the computations of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported. The following potentially dilutive securities have been excluded from diluted net loss per share, because their effect would be antidilutive, as of September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares subject to options to purchase common stock	5,811,627	4,793,775	5,811,627	4,793,775
Restricted stock units	1,591,663	845,705	1,591,663	845,705
Shares subject to warrants to purchase common stock	17,514	17,514	17,514	1,196,296

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, trade and contract receivables, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

As of September 30, 2018 and December 31, 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Restricted cash	6,595	—	—	6,595
Money market funds	35,635	—	—	35,635
U.S. Treasury bills	—	—	—	—
Subtotal	42,230	—	—	42,230
Level 2:				—
Commercial paper	2,589	—	—	2,589
Corporate securities	—	—	—	—
Other debt securities	20,000	—	—	20,000
Subtotal	22,589	—	—	22,589
Total	$64,819	$—	$—	$64,819
Reported as:
Cash and cash equivalents				$55,635
Short-term investments				$2,589
Restricted cash				$6,595

Liabilities, Level 3
Warrant Liability				$2,600
Derivative Liability				$950
Total				$3,550

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Restricted cash	9,746	—	—	9,746
Money market funds	58,769	—	—	58,769
U.S. Treasury bills	4,992	—	—	4,992
Subtotal	73,507	—	—	73,507
Level 2:
Commercial paper	46,040	—	—	46,040
U.S. agency securities	4,990	—	—	4,990
Other debt securities	50,000	—	—	50,000
Subtotal	101,030	—	—	101,030
Total	$174,537	$—	$—	$174,537
Reported as:
Cash and cash equivalents				$145,219
Short-term investments				$19,572
Restricted cash				$9,746

Liabilities, Level 3
Warrant Liability				$9,774
Derivative Liability				$686
Total				$10,460

The amortized cost and estimated fair value of the debt securities by contractual maturity are summarized as follows:

	As of September 30, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$64,069	$64,069	$174,007	$174,007
Due after one year through five years	-	-	-	-
Total debt securities	$64,069	$64,069	$174,007	$174,007

All available-for-sale securities held as of September 30, 2018 had maturities less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The Company held no debt securities that were in unrealized loss positions as of September 30, 2018. The Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. The Company anticipates that it will recover the entire amortized cost basis of such debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine-month periods ended September 30, 2018.

Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 7), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the "Success Fee") if the Company obtains approval to market ZEMDRI from the FDA. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The Company obtained FDA approval for ZEMDRI on June 25, 2018; therefore, the Success Fee is due on August 5, 2019. The estimated fair value of the Success Fee is recorded as a derivative liability and included in current liabilities on the accompanying consolidated balance sheet. As of September 30, 2018 the derivative liability increased by $0.3 million to $1.0 million from December 31, 2017, primarily as a result of a change in the estimated cost of debt and the time value of money, which is presented as a component of change in warrant and derivative liabilities in the Company’s condensed consolidated statements of operations.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. as a result of FDA approval to market ZEMDRI, and ii) a discount rate of 6.1% which was derived from the Company's estimated cost of debt, based on the current loan and security agreement with SVB. The estimated fair value of the derivative liability is most sensitive to a change in the discount rate. If the discount rate decreased by 5%, the fair value of the derivative liability as of September 30, 2018 would not change. For the three and nine-month periods ended September 30, 2018, the changes to the key assumptions used in the calculation of the estimated fair value included a decrease in the discount rate from 13% to 6.1% and the Company received FDA approval to market ZEMDRI. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

Pursuant to the Private Placement (see Note 2), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66 per share. The Company classified these warrants as a liability measured at fair value using Black-Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. On June 3, 2016, the closing date of the Private Placement, the $2.6 million initial estimated fair value of the warrants was recorded as a warrant liability on the accompanying condensed consolidated balance sheet. At September 30, 2018 and December 31, 2017, the estimated fair values of the outstanding warrants were approximately $2.6 million and $9.8 million, respectively. The change in the estimated fair value is primarily due to the change in the Company's stock price and is included in changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations.

The fair value of the warrant liability is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs, including the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. At September 30, 2018 and December 31, 2017, the estimated fair values of the warrants were determined using Black-Scholes with the following assumptions:

	September 30, 2018	December 31, 2017
Expected volatility	85%	80%
Expected term	2.7 years	3.4 years
Risk-free interest rate	2.9%	2.0%
Dividend yield	—%	—%

The expected volatility is based on the Company's expected volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the share price change by 5%, the fair value of the warrant liability as of September 30, 2018 would change by approximately $0.2 million.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in warrant and derivative liabilities in the Company's condensed consolidated statements of operations and were as follows for the nine-month period ended September 30, 2018 (in thousands):

	Estimated Fair Value of Warrant Liability	Estimated Fair Value of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2017	$9,774	$686
Change in estimated fair value of warrant liability	(7,174)	—
Change in estimated fair value of derivative liability	—	264
Balance of Level 3 Liabilities at September 30, 2018	$2,600	$950

4. Balance Sheet Components

Inventory

The Company evaluates inventory levels based on the on-hand inventory, production plans, and sales forecasts. Inventories expected to be utilized within the next twelve months are classified as current and inventories expected to be utilized beyond that period are classified as non-current. Inventory consisted of the following (in thousands):

Current assets	September 30, 2018	December 31, 2017
Work-in-process	511	—
Finished goods	126	—
Inventory	$637	$—
Non-current assets
Raw materials	$769	$—
Work-in-process	835	—
Non-current inventory	$1,604	$—

Prepaids and other current assets

Prepaids and other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred manufacturing costs	$4,324	$4,317
Prepaid expenses	1,682	1,755
Other current assets	342	295
Prepaids and other current assets	$6,348	$6,367

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Office equipment	$2,170	$863
Laboratory equipment	7,654	6,663
Leasehold improvements	10,593	9,355
Construction-in-progress	1,002	1,040
	21,419	17,921
Less: accumulated depreciation	(5,665)	(3,111)
Property and equipment, net	$15,754	$14,810

During the three months ended September 30, 2018, restructuring impairment charges of $5.9 million were recorded primarily related to leasehold improvement as a result of the restructuring announced on July 26, 2018 (see Note 12).

Depreciation and amortization expense for the three-month periods ended September 30, 2018 and 2017 was $0.9 million and $0.4 million, respectively, and $2.1 million and $0.9 million, respectively, for the nine-month periods ended September 30, 2018 and 2017.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued research and development expenses	$4,299	$6,480
Payroll and related bonus expenses	7,769	6,281
Other	2,287	2,680
Accrued liabilities	$14,355	$15,441

5. License and Collaboration Agreements

Thermo Fisher Scientific, Inc.

In April 2016, the Company entered into an agreement with its collaboration partner, Microgenics Corporation (“Thermo Fisher”), a wholly owned subsidiary of Thermo Fisher Scientific, Inc., to develop and commercialize an assay to support ZEMDRI. The Company and Thermo Fisher are developing a commercial assay for ZEMDRI to enable healthcare professionals to make decisions on safe and efficacious doses of ZEMDRI for certain patients. In accordance with the terms of the agreement, the Company is required to make milestone payments with respect to research, development, regulatory and commercialization milestones (if any). As of September 30, 2018, all such milestone payments may total, in aggregate, up to but no more than approximately $7.0 million. In further consideration of this agreement, in the event of a successful commercialization of the assay, the Company is required to pay a minimum threshold annual revenue to Thermo Fisher.

As of September 30, 2018, the Company has incurred $4.2 million in milestone payments and these costs were fully recorded as research and development expense. The Company recorded $0.2 million and $0.2 million of research and development expense during the three-month periods ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the Company has incurred $14.5 million in milestone payments and these costs were fully recorded as research and development expense. In connection with the FDA approval of ZEMDRI, the Company recorded zero and $7.5 million, respectively of research and development expense during the three and nine-month periods ended September 30, 2018 and zero during the three and nine-month periods ended September 30, 2017.

6. Revenue Agreements

Product Revenue, Net

To date, the Company’s source of product revenue has been from the U.S. sales of ZEMDRI, which the Company began shipping to customers in July 2018. No costs to obtain or fulfill the contracts have been capitalized.

Contract Revenue

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

Bill & Melinda Gates Foundation

In May 2017, the Company entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). The Gates Foundation awarded the Company up to approximately $10.5 million in grant funding (“Grant Funds”) over a three-year research term, of which approximately $3.2 million of committed funding was received in May 2017 (the “Advance Funds”). The Advance Funds are replenished by the Gates Foundation each calendar year, or sooner, following the Company’s submission of a progress report, including expenses incurred for the research activities. Under certain conditions, as described in the Grant Agreement, the Gates Foundation may terminate the Grant Agreement and the Company is obligated to return to the Gates Foundation any unused portion of the Advance Funds. In accordance with the Company’s significant accounting policies, the Advance Funds are recorded as deferred revenue. As of September 30, 2018, the Company has recorded revenue of $2.8 million under this agreement.

The Company recorded contract revenue of $0.4 million and $0.3 million, respectively during the three-month periods ended September 30, 2018 and 2017 and $1.8 million and $0.5 million, respectively for the nine-month periods ended September 30, 2018 and 2017.

Biomedical Advanced Research and Development Authority

In August 2010, the Company was awarded a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, ZEMDRI as a countermeasure for diseases caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27.6 million for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. As of September 30, 2018, the original contract and the three-exercised options and modifications total $124.4 million of obligated funding, of which a total of $124.4 million has been recorded as revenue, and an insignificant amount remains available under this BARDA contract.

In September 2017, the Company was awarded the C-Scape Contract (the “C-Scape Contract”) valued at up to $18.0 million from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. As of September 30, 2018 the Company has recorded revenue of $4.4 million, with $7.6 million remaining available from the committed funding under the C-Scape Contract.

The Company recorded contract revenue of $0.9 million and zero under these agreements during the three-month periods ended September 30, 2018 and 2017, respectively, and $3.6 million and $7.7 million during the nine-month periods ended September 30, 2018 and 2017, respectively.

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

The Company recorded contract revenue of $0.5 million and $0.9 million, respectively, during the three and nine-month periods ended September 30, 2018.

7. Borrowings

Solar Capital Ltd. Loan Agreement

On August 5, 2015, the Company entered into a loan and security agreement (the “Solar Loan Agreement”) with Solar Capital Ltd. (the “Solar Capital”) pursuant to which Solar Capital agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019. An initial $15.0 million term loan was funded at closing on August 5, 2015, and a second $10.0 million term loan was funded on June 20, 2016. Borrowings under the term loans bore interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The obligation also included a final fee of $2.0 million, representing 8% of the term loan currently funded, which accreted over the life of the loan as interest expense. On February 26, 2018, the Company terminated the Solar Loan Agreement and repaid the outstanding principal and accrued interest expense of $20.9 million. For the nine-month period ended September 30, 2018, the Company recorded a loss from debt extinguishment of $0.8 million as the difference between the net carrying amount of the Solar Capital debt and the amount paid.

On August 5, 2015, pursuant to the Solar Loan Agreement, the Company entered into a Success Fee Agreement with Solar Capital under which the Company agreed to pay Solar Capital $1.0 million if the Company obtains FDA approval to market ZEMDRI. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained.  The Company obtained FDA approval for ZEMDRI on June 25, 2018; therefore, the Success Fee is due on August 5, 2019. The estimated fair value of the Success Fee is recorded as a derivative liability and included in current liabilities on the accompanying consolidated balance sheet.

Silicon Valley Bank Loan Agreement

On February 26, 2018, the Company entered the SVB Loan Agreement. The SVB Loan Agreement provides for (i) a $25.0 million Term A loan facility with a maturity of five years (the “Term A Loan”) and (ii) an up to $25.0 million Term B loan facility, which may be drawn, subject to certain conditions, by the Company during the first 12 months after February 26, 2018 ( the “Term B Loans” and collectively, with the Term A Loan, the “Term Loans”). Each Term B Loan has a maturity of four years. As of September 30, 2018, the Company received initial funding from the Term A Loan of $25.0 million, which was primarily used to repay the Company’s prior loan agreement with Solar Capital.

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

The Company is permitted to make interest-only payments on the Term A Loan through February 2020 and the Term B Loans for the first twenty-four (24) months following the funding date of each respective Term B Loan after which the Company will be required to repay the Term A Loan in 36 consecutive equal monthly installments of principal and repay any Term B Loans in 24 consecutive equal monthly installments of principal. The Company is obligated to pay a fee equal to 6.00% of the funded Term Loans upon the earliest to occur of the maturity date, the prepayment or repayment of such Term Loans or the termination of the Loan Agreement. The final payment fee of $1.5 million, which represents 6% of the funded Term A Loan is accreted under the effective interest method over the life of the loan as interest expense. The Company may voluntarily prepay all, but not less than all, of the outstanding Term Loans. The Term Loans are secured by substantially all of the Company’s assets, except for its intellectual property which is subject to a negative pledge and certain other customary exclusions. The Loan Agreement contains customary representations, warranties and covenants. The Company is required to have cash on deposit at SVB equal to the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB. If at any time the Company’s aggregate balances at SVB are less than the foregoing, the Company is required to deposit at SVB cash collateral in an amount equal to the outstanding Term A Loan. As of September 30, 2018, the Company had maintained the compensating balance of $48.0 million, which was included in cash and cash equivalents, short term investments and restricted cash on the consolidated balance sheet.

Pursuant to the SVB Loan Agreement, the Company incurred $1.2 million of debt issuance costs related to external legal and transaction fees. The Company recorded $0.6 million of debt issuance costs as a direct deduction from the carrying value of the Term A Loan which are amortized as interest expense using the effective-interest method over the term of the Term A Loan.  The remaining $0.6 million of debt issuance costs related to the Term B Loan, unfunded as of September 30, 2018, is recorded in Prepaids and Other Current Assets on the consolidated balance sheet and is amortized on a straight-line basis over the draw period of the Term B Loan.

Future principal debt payments on the currently outstanding SVB loan are payable as follows (in thousands):

September 30, 2018
2018	$—
2019	—
2020	6,945
2021	8,333
2022	8,333
Thereafter (1)	2,889
Total principal and final fee payments	26,500
Unamortized debt issuance costs and final fee	(1,727)
Loan payable, long-term	$24,773
(1) Includes $1.5 million final fee payment

The Company recorded interest expense related to the loans of $0.4 million and $0.7 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $1.3 million and $2.2 million, respectively for the nine-month periods ended September 30, 2018 and 2017.

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

During the nine-month period ended September 30, 2018, the Company sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million, of which all sales took place during the three-month period ended March 31, 2018. As of September 30, 2018, the Company had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement.

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

On February 27, 2018, the Company filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of its common stock in ATM offerings pursuant to a Common Stock Sales Agreement (the “2018 Sales Agreement”) entered into with Cowen and Company, LLC on February 27, 2018. During the three-month period ended September 30, 2018, the Company sold 718,624 shares of common stock under the 2018 Sales Agreement, at a weighted-average price of approximately $4.64 per share for aggregate gross and net proceeds of $3.3 million.

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

As of September 30, 2018 the following warrants to purchase shares of common stock were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Oxford Finance LLC	4/30/2012	Loan agreement	Common stock	11,676	$11.99	11/1/2021
Oxford Finance LLC	11/1/2011	Loan agreement	Common stock	5,838	$11.99	11/1/2021
Growth Equity Opportunities Fund IV, LLC	6/3/2016	Private Placement	Common stock	1,178,782	$3.66	6/3/2021
				1,196,296

Warrants outstanding as of September 30, 2018 and December 31, 2017 have a weighted-average exercise price of $3.78.

Equity Incentive Plans

2014 Equity Incentive Award Plan

In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the "2014 Plan"), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options ("ISOs"), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs") and other stock-based awards for the purchase of that number of shares of common stock. Effective January 1, 2018, the compensation committee of the board of directors approved an evergreen increase of 1,700,600 shares that may be granted in accordance with the terms of the 2014 Plan. As of September 30, 2018, 143,631 shares were available for future issuance under the 2014 Plan.

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

2014 Employment Commencement Incentive Plan

In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the "Inducement Plan"). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, RSUs, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company.  As of September 30, 2018, a total of 2,050,000 shares of common stock have been authorized under the Inducement Plan. As of September 30, 2018, 377,857 shares were available for future issuance under the Inducement Plan.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”), which became effective as of March 11, 2014. Effective January 1, 2018, the compensation committee of the board of directors approved an evergreen increase of 318,863 shares that may be granted in accordance with the terms of the ESPP. As of September 30, 2018, 527,860 shares of common stock have been issued to employees participating in the ESPP and 477,670 shares are available for issuance under the ESPP.

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

The 2003 Plan allows for early exercise of certain options prior to vesting. Upon termination of employment, the unvested shares are subject to repurchase at the original exercise price. Stock options granted or modified after March 21, 2002, that are subsequently exercised for cash prior to vesting, are not deemed to be issued until those shares vest. As of September 30, 2018 and December 31, 2017 there were no shares subject to repurchase relating to the early exercise of options.

In connection with the board of directors’ and stockholders’ approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of September 30, 2018, a total of 672,545 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

The following table summarizes stock option activity under the stock plans and related information:

	Shares Subject to Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2017	4,838,598	$11.63
Options granted	2,243,607	$9.51
Options exercised	(284,133)	$5.72
Options cancelled	(986,445)	$13.00
Balance, September 30, 2018	5,811,627	$10.87

The following table summarizes RSU activity under the stock plans and related information:

	RSU Awards Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Market Value
Balance, December 31, 2017	891,232	$14.34
RSUs granted	1,277,458	$7.25
RSUs released	(188,723)	$10.67
RSUs cancelled	(388,304)	$13.25
Balance, September 30, 2018	1,591,663	$9.35

Stock-based compensation expense recognized for stock options and RSUs granted to employees and non-employee directors in the Company’s condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$861	$1,627	$5,407	$4,558
Selling, general and administrative	1,523	2,179	5,595	5,258
Total	$2,384	$3,806	$11,002	$9,816

Stock-based compensation expense for the nine-month period ended September 30, 2017 includes $0.7 million of expense that relates to the stock options and restricted stock units held by the former Chief Medical Officer, which were modified upon his resignation in March 2017.

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

Future minimum purchase commitments under the Manufacturing Agreement as of September 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2018	$—
2019	—
2020	9,000
2021	8,000
2022	12,000
Thereafter	24,000
Total minimum purchase commitments	$53,000

In connection with the Manufacturing Agreement, the Company executed certain work plans to carry out the validation and commercial manufacturing of ZEMDRI (the “Work Plans”). The Work Plans obligated the Company to make upfront and nonrefundable advance payments which have been capitalized as prepaid and other current assets and other long-term assets and will be recognized as research and development expenses as goods are delivered and/or services are performed. The Company assesses such prepaid and other current assets and other long-term assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. As of September 30, 2018 and December 31, 2017, the Company has recorded approximately $7.8 million and $4.3 million, respectively as prepaid and other current assets and other long-term assets. The Company recorded research and development expenses related to the Work Plans of $0.8 million and $0.3 million during the three-month periods ended September 30, 2018 and 2017, respectively, and $5.0 million and $2.4 million during the nine-month periods ended September 30, 2018 and 2017, respectively. Further, the Work Plans include certain terms that require the Company to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of September 30, 2018, $17.7 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $28.2 million.

Pfizer CentreOne Development and Supply Agreement

In August 2015, the Company entered into a development and supply agreement with Hospira, which was amended in September 2015 to include the Pfizer CentreOne Group (“Pfizer CentreOne”). Under the development and supply agreement, Pfizer CentreOne has agreed to produce the drug product, ZEMDRI, through December 2022. Subsequent to FDA’s approval of ZEMDRI, which occurred in June 2018, the Company agreed to purchase certain minimum purchase requirements of approximately $7.1 million through 2022 based on a percentage of the Company’s annual forecast.

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

The Company has a one-time improvement allowance of $5.7 million for the Tenant Improvements (the "Original Allowance"). The Landlord disbursed the Original Allowance for the Tenant Improvements on behalf of the Company. At its election, the Company is also entitled to an additional improvements allowance of $0.9 million ("Original Additional Allowance"). Effective August 17, 2017, the Company elected to use the Original Additional Allowance and the base rent was increased by an aggregate of $1.7 million over the Lease Term. The Lease Amendment provides for a one-time improvement allowance of $1.0 million for certain tenant improvements and, at its election, the Company is also entitled to an additional improvements allowance of $1.5 million (“Expansion Additional Allowance”). Effective September 2018, the Company elected to use the one-time improvement allowance of $1.0 million. As of September 30, 2018, the Company has recorded approximately $7.6 million within leasehold improvements under property, plant and equipment, net in the condensed consolidated balance sheet related to costs incurred under the Original Allowance, the Original Additional Allowance and the one-time improvement allowance. In the event the Company elects to use the Expansion Additional Allowance, the base rent will be increased as calculated in the Lease Amendment. Pursuant to the Lease Amendment, the Company holds the option to pay the balance of the Original Additional Allowance and Expansion Additional Allowance in full any time within the first 36 months of the Lease Term.

Future minimum lease payments under the operating leases as of September 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2018	$1,511
2019	6,201
2020	6,418
2021	6,645
2022	6,877
Thereafter	38,780
Total minimum lease payments	$66,432

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $1.4 million and $0.9 million for the three-month periods ended September 30, 2018 and 2017, respectively, and $4.4 million and $2.0 million, respectively, for the nine-month periods ended September 30, 2018 and 2017.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of September 30, 2018 and December 31, 2017.

11. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon the Company's history of operating losses and the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. There was no significant income tax provision or benefit for the nine-month periods ended September 30, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of September 30, 2018, the Company has not completed the accounting for the tax effects as a result of the Act. However, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and recognized a provisional amount of $40.9 million as of December 31, 2017. In some cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the Act. In all cases, the Company will continue to make and refine its calculations as additional analysis and more thorough understanding of the tax law is completed.

Pursuant to SAB 118 (regarding the application of ASC 740 associated with the enactment of the Act), the Company remeasured certain tax assets and liabilities to reflect the lower rate expected to apply, which is generally 21%, when these temporary differences reverse. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was $40.9 million as of December 31, 2017, which was fully offset by a valuation allowance.

12. Restructuring Charges

On July 26, 2018, the Company announced a strategic update and corporate restructuring to focus its resources on the successful commercialization of ZEMDRI in the United States, the filing of a Marketing Authorization Application for plazomicin in the European Union and continued development of its C-Scape and novel aminoglycoside programs. The restructuring resulted in an elimination of approximately 80 positions, or approximately 28% of the Company’s workforce. The Company expects the total costs associated with the restructuring to be $8.0 million of which, during the three-month period ended September 30, 2018, the Company incurred $7.9 million in restructuring charges. The restructuring charges primarily consist of net facility exit costs and severance and payroll related costs. The Company accounted for the restructuring costs in accordance with ASC 420, Exit or Disposal Cost Obligations.

The following table summarizes the components of the Company’s restructuring activity recorded in accrued liabilities in the accompanying balance sheets (in thousands):

Amounts
Balance at December 31, 2017	$—
Expenses incurred	7,944
Amounts paid	(1,573)
Non-cash expense	(4,225)
Balance at September 30, 2018	$2,146

A portion of the non-cash expense relates to the stock-based compensation cost associated with the stock modification for the three executives’ stock options and restricted stock units. The awards were modified in line with the executives’ respective severance agreements resulting in incremental compensation cost of $0.8 million, which is a component of the restructuring charges in the Company’s condensed consolidated statements of operations.

The remainder of the non-cash expense relates to $3.4 million of net facility exit costs comprised of an impairment charge related to leasehold improvement fixed asset impairments offset by the release of lease related liabilities as a result of the Company’s ceasing use of certain leased space associated with the Company’s corporate headquarters.

13. Subsequent Events

Marketing Authorization Application for Plazomicin

On October 17, 2018, the Company announced the submission of a Marketing Authorization Application  to the European Medicines Agency for plazomicin.

Silicon Valley Bank Loan Agreement

On October 29, 2018, the Company borrowed $25.0 million (the “Term B Loan”) under the SVB Loan Agreement.  The Term B Loan has a maturity of four years and bears interest through maturity at a floating per annum rate equal to the greater of (a) 1.00% above the prime rate and (b) 5.50%. No borrowings remain available to the Company under the SVB Loan Agreement. See Note 7 (Borrowings) for further details of the SVB Loan Agreement.

Review of Strategic Alternatives and Corporate Restructuring

On November 5, 2018, the Company announced that it has begun a review of strategic alternatives to maximize shareholder value, including but not limited to the potential sale or merger of the Company or its assets. In connection with this review, the Company has engaged Evercore Group, L.L.C. as an independent financial advisor.

The Company also announced a restructuring of its organization to preserve cash resources which is expected to reduce operating expenses by approximately 35-40 percent, excluding one-time charges. The restructuring is expected to be largely completed before the end of 2018.  The restructuring is designed to focus the Company’s cash resources on the continued successful launch of ZEMDRI and advancing C-Scape.  The Company estimates that it will incur restructuring charges of approximately $10.0 million in the fourth quarter of 2018 consisting of one-time employee benefits, employee severance, stock-based compensation and facility exit costs, of which approximately 38% is expected to result in cash expenditures. Non-cash expenditures consist of net facility exit costs and stock-based compensation.

Sub-Lease Agreement

On November 6, 2018, the Company entered into a sub-lease agreement with a third-party for 32,978 square feet of the Company’s office space at 1 Tower Place, South San Francisco, CA. The lease term will terminate on November 1, 2023. Under the terms of the lease, the Company will receive minimum annual rent payments ranging from $2.2 million in the first year to $2.5 million in the fifth year of the lease, for a total of $11.7 million over the term of the lease.

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

Overview

We are a biopharmaceutical company passionately committed to discovering, developing and commercializing innovative antibacterial agents for multi-drug resistant (“MDR”) gram-negative infections. On June 25, 2018, the U.S. Food and Drug Administration (“FDA”) approved our first commercial product ZEMDRI™ (plazomicin) for adults with complicated urinary tract infections (“cUTI”), including pyelonephritis, caused by certain Enterobacteriaceae in adult patients with limited or no alternative treatment options.  ZEMDRI is an intravenous (“IV”) infusion, administered once daily over a 30-minute IV.  The approval of ZEMDRI was supported by data from the EPIC (Evaluating Plazomicin in cUTI) clinical trial, which evaluated the safety and efficacy of plazomicin in patients with serious infections caused by gram-negative pathogens. ZEMDRI became commercially available in July 2018. We have global commercialization rights to ZEMDRI, which has patent protection in the United States estimated until 2031 to 2032. Development of ZEMDRI was funded in part by a $124.4 million contract with the Biomedical Advanced Research and Development Authority (“BARDA”).

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

Based on these key attributes above, we believe that ZEMDRI has the potential to become a new standard of care for the treatment of certain serious bacterial infections due to MDR Enterobacteriaceae, including recurrent cUTI, MDR cUTI and CRE.

On November 5, 2018, we announced that we have begun a review of strategic alternatives to maximize shareholder value, including but not limited to the potential sale or merger of the Company or its assets. We may be unable to identify or execute such strategic alternatives for us, and even if executed such strategic alternatives may not enhance stockholder value or our financial position.  We also announced on November 5, 2018 a restructuring of our organization to preserve cash resources which is expected to reduce total operating expenses by approximately 35-40 percent, excluding one-time charges. The restructuring is expected to be largely completed before the end of 2018.  The restructuring is designed to focus our cash resources on the continued successful launch of ZEMDRI and advancing C-Scape.

On October 29, 2018, we borrowed $25.0 million under our existing Loan and Security Agreement with Silicon Valley Bank (“SVB”) dated as of February 26, 2018 (“SVB Loan Agreement”) .

On October 17, 2018, we announced the submission of a Marketing Authorization Application (“MAA”) to the EMA for plazomicin in the European Union.

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

Financial Overview

Product Revenue, net

We have generated no revenue from the sale of any products other than product revenue generated during the third quarter of 2018 following FDA approval and the commercial launch of ZEMDRI. For the three and nine-month periods ended September 30, 2018, net product revenue was $0.3 million.

Contract Revenue

Our contract revenue represents services performed for the development of our product candidates under non-profit foundation and U.S. government contracts (collectively, the “Revenue Contracts”). For the three-month periods ended September 30, 2018 and 2017, contract revenue was $1.7 million and $0.6 million, respectively, and $6.4 million and $9.3 million, respectively, for the nine-month periods ended September 30, 2018 and 2017.

Bill & Melinda Gates Foundation. In May 2017, we entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis. The Gates Foundation awarded up to approximately $10.5 million in grant funding over a three-year research term, of which approximately $3.2 million of funding was received in May 2017.

For the three-month periods ended September 30, 2018 and 2017, total revenue recognized under the Gates Foundation contract was $0.4 million and $0.3 million, respectively, and $1.8 million and $0.5 million, respectively, for the nine-month periods ended September 30, 2018 and 2017.

Biomedical Advanced Research and Development Authority (BARDA). We received funding for our first commercial product, ZEMDRI, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services, for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, ZEMDRI as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract (the “BARDA-plazo Contract”) provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The BARDA-plazo Contract terminated as of June 30, 2018. As of September 30, 2018 the total committed funding under our BARDA-plazo Contract is $124.4 million and an insignificant amount of funds remain.

In September 2017, BARDA awarded us funding to support the development, including Phase 1 and Phase 3 clinical studies and manufacturing and analytical testing, of C-Scape. This contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under this contract is $12.0 million, including subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. Through September 30, 2018, a total of $4.4 million was recorded as revenue under this BARDA contract, with $7.6 million of funding remaining.

For the three-month periods ended September 30, 2018 and 2017, total revenue recognized under the BARDA contracts was $0.9 million and zero, respectively, and $3.6 million and $7.7 million during the nine-month periods ended September 30, 2018 and 2017, respectively.

Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X). In April 2018, we were awarded $2.4 million, with a possibility of up to $9.6 million in additional funding based on achievement of certain project milestones, from CARB-X (“CARB-X contract”). The funding was awarded to support the development of a next-generation broad-spectrum aminoglycoside antibiotic capable of overcoming clinically-relevant resistance mechanisms and potentially treating highly-resistant gram-negative pathogens such as the Enterobacteriaceae family, Acinetobacter baumannii, and Pseudomonas aeruginosa. Through September 30, 2018, a total of  $0.9 million was recorded as revenue under this CARB-X contract, with $1.5 million of funding remaining.

For the three and nine-month periods ended September 30, 2018, total revenue recognized under the CARB-X contract was $0.5 million and $0.9 million, respectively. We did not recognize revenue from CARB-X for the three and nine-months ended September 30, 2017.

Cost of Sales

The manufacturing costs we incurred prior to FDA approval of ZEMDRI have been recorded as research and development expenses in our condensed consolidated statement of operations. Our cost of sales during the three-month period ended September 30, 2018 consist mainly of net sales-based royalties payable to Ionis Pharmaceuticals, and other costs including product serialization and shipping. We expect that cost of sales as a percentage of sales will increase in future periods as ZEMDRI manufactured prior to FDA approval is utilized since any manufacturing costs we incurred prior to FDA approval of ZEMDRI have been recorded as research and development expenses.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with research, discovery and preclinical studies of potential new drug compounds, plus product development efforts related to clinical trials and materials manufacturing processes as well as our medical affairs and pharmacovigilance costs. Research and development costs are expensed as incurred and include the following:

•	employee and consultant-related expenses, which include salaries, benefits, stock-based compensation and consulting fees;

•	third-party supplier expenses including the cost of acquiring and manufacturing clinical trial, pre-approval commercial supply and other materials; and
•	external costs related to medical affairs and pharmacovigilance for our commercialized product, ZEMDRI
•	expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct our clinical trials and our preclinical activities;
•

facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization or depreciation of leasehold improvements, equipment and laboratory supplies and other expenses.

Advance payments for goods or services that will be used or rendered for future research and development activities are capitalized as prepaid expenses and recognized as an expense as the goods are delivered or the related services are performed. Prior to the approval of ZEMDRI, all commercial manufacturing of ZEMDRI had been recognized as research and development expense.

We expect to incur expenses for the foreseeable future related to our research and development as we bring on additional manufacturing sites and suppliers for ZEMDRI, seek EMA regulatory approval for plazomicin and advance the development of C-Scape.  In 2019, we expect research and development expenses to decline as we focus on ZEMDRI and C-Scape and realize the cost savings from the corporate restructuring we announced on November 5, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, professional fees for sales, marketing, legal, consulting, finance, audit and tax services, IT software, projects and services, commercialization activities, rent and other general operating expenses not otherwise included in research and development. We anticipate incurring selling, general and administrative expenses as we continue to support our infrastructure for the commercialization of ZEMDRI. In 2019, we expect selling, general and administrative costs to decline as we realize the cost savings from the corporate restructuring we announced on November 5, 2018.

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

During the nine-month period ended September 30, 2018, there were no material changes to our critical accounting policies, other than the commercialization policies for inventory and product revenues, net. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

In relation to our commercial launch of ZEMDRI during the quarter ended September 30, 2018, we implemented the following new critical accounting policies:

Trade and contract receivables, net

Our trade accounts receivable are recorded net of prompt-payment discounts, incentive fees, chargebacks, and doubtful accounts. Estimates for chargebacks, prompt-payment discounts and incentive fees are based on contractual terms, historical trends and  expectations regarding the utilization rates for these programs.

Inventory

Inventory is stated at lower of cost and net realizable value with costs determined under the first-in, first-out (FIFO) cost method and consists of raw materials, work-in-process and finished goods. Costs to be capitalized as inventory include third party manufacturing costs, associated compensation-related costs of personnel indirectly involved in the manufacturing process and other overhead costs. The Company uses a combination of standard and actual costs to determine its cost basis for inventory. Standard costs are reviewed and updated annually or as needed.

The inventory capitalization process began to be applied to ZEMDRI upon FDA approval on June 25, 2018. Prior to regulatory approval of ZEMDRI, the Company incurred expenses related to the manufacturing of the product and recorded all such costs as research and development expenses. Beginning on June 25, 2018, the Company began to capitalize inventory costs associated with ZEMDRI when it was determined that the inventory had a probable future economic benefit and the related costs were expected to be realized through commercialization of ZEMDRI. If information becomes available that suggest that inventories may not be realizable, the Company may be required to expense a portion or all of its previously capitalized inventory. The Company periodically analyzes its inventory levels, and evaluates for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

Sisomicin is directly purchased by the Company and is classified as raw materials. Raw materials are used to produce the active pharmaceutical ingredient (“API”) in ZEMDRI. The API is converted into liquid plazomicin (“drug product”) before being stored in vials, serialized, and packaged into cartons. Because the API and drug product undergoes significant manufacturing specific to its intended purpose, the Company classifies it as work-in-process inventory. Once the product is packaged into cartons and shipped to the third-party logistics provider, the inventory is classified as finished goods.

Revenue Recognition

We adopted the Accounting Standards Update (“ASU”) No 2014-09, Revenue from Contracts with Customers (ASC 606) at the time of our first commercial sale of ZEMDRI in the third quarter of 2018. Pursuant to ASC 606, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine that are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

Product Revenue, Net

Our product revenue consists of the U.S. sales of ZEMDRI, which we began shipping to customers in July 2018. Prior to July 2018, we had no product revenues. We recognize revenue on product sales when the customer obtains control of the Company’s product, which occurs at a point in time (upon delivery). We record product revenues net of applicable reserves for variable consideration, including discounts and allowances.

Reserves for Variable Consideration

We record revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, and other allowances that are offered within contracts between us and our customers, payors and other indirect customers relating to product sales. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).

Cost of Sales

Cost of sales represents primarily the costs associated with manufacturing ZEMDRI and ZEMDRI net sales-based royalties payable to Ionis Pharmaceuticals.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
Revenues
Product revenue, net	$291	$—	$291
Contract revenue	1,707	577	1,130
Total revenues	1,998	577	1,421
Operating expenses
Cost of sales	11	—	11
Research and development	21,732	25,316	(3,584)
Selling, general and administrative	18,937	11,805	7,132
Restructuring charges	7,944	—	7,944
Total operating expenses	48,624	37,121	11,503
Loss from operations	(46,626)	(36,544)	(10,082)
Interest expense	(435)	(740)	305
Change in warrant and derivative liabilities	4,865	6,773	(1,908)
Loss on debt extinguishment	—	—	—
Other income, net	405	604	(199)
Net loss	$(41,791)	$(29,907)	$(11,884)

Revenues

Product revenue relates solely to sales of the Company’s only product, ZEMDRI. During the three-month period ended September 30, 2018, $0.3 million of net product sales of ZEMDRI were recognized in comparison to zero product sales recognized in the three-month period ended September 30, 2017. Product revenues from the sale of ZEMDRI are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue increased $1.1 million to $1.7 million in the three-month period ended September 30, 2018 from $0.6 million in the comparable period in 2017. This increase was primarily related to increased reimbursement from the CARB-X contract executed in April 2018 and Gates Foundation agreement executed in May 2017.

Cost of Sales

We began capitalizing inventory costs after FDA approval of ZEMDRI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our condensed consolidated statement of operations. As a result, we expect cost of sales for the next several quarters will reflect a lower average per unit cost of materials. Cost of sales for the three-month period ended September 30, 2018 includes net sales-based royalties and other costs including product serialization and shipping costs.

Research and Development Expenses

Research and development expenses decreased $3.6 million to $21.7 million in the three-month period ended September 30, 2018 from $25.3 million in the comparable period in 2017. This was primarily due to decreases of $2.2 million in personnel and facility related costs, as net headcount decreased by 45 employees in our research and development organization since September 2017, primarily as a result of our restructuring, a decrease of $0.8 million in the external expenses related to our ZEMDRI program, a decrease of $0.8 million in external expenses related to C-Scape, and an increase of $0.2 million in external non-clinical costs for other research programs.

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

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Research and development expenses by program:
ZEMDRI	$15,721	$15,499	$222
C-Scape	3,080	4,711	$(1,631)
Other research programs	2,931	5,106	(2,175)
Total research and development expenses	$21,732	$25,316	$(3,584)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.1 million to $18.9 million for the three-month period ended September 30, 2018 from $11.8 million for the comparable period in 2017. The increase in selling, general and administrative expenses was primarily due to an increase of $2.4 million in personnel and facility related costs as net headcount increased by 55 employees since September 2017, primarily due to the hiring of our field sales team in the second quarter of 2018 offset by reductions from our restructuring at the end of July 2018, an increase of $1.6 million in costs to prepare for commercialization of ZEMDRI and $3.1 million in consulting and professional fees.

Interest Expense

Interest expense was $0.4 million and $0.7 million for the three-month periods ended September 30, 2018 and 2017, respectively. The decrease is attributable to the lower interest costs associated with the SVB Loan Agreement compared to the prior Solar Capital debt facility.

Change in Warrant and Derivative Liabilities

Warrant and derivative liabilities decreased by $1.9 million to $4.9 million for the three-month period ended September 30, 2018 from a $6.8 million gain for the comparable period in 2017. The decrease is primarily due to the change in the estimated fair value of the warrant liability, which decreased mainly due to the change in our stock price.

Restructuring Charges

Restructuring charges increased by $7.9 million primarily due to $3.7 million in severance and payroll related costs, $3.4 million in net non-cash facility exit costs, and $0.8 million in stock-based compensation costs associated with the stock modification for three executives, both in connection with the corporate restructuring announced on July 26, 2018.

Comparison of the Nine-Month Periods Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Change
Revenues
Product revenue, net	$291	$—	$291
Contract revenue	6,412	9,306	(2,894)
Total revenues	6,703	9,306	(2,603)
Operating expenses
Cost of sales	11	—	11
Research and development	89,572	66,113	23,459
Selling, general and administrative	54,484	27,415	27,069
Restructuring charges	7,944	—	7,944
Total operating expenses	152,011	93,528	58,483
Loss from operations	(145,308)	(84,222)	(61,086)
Interest expense	(1,335)	(2,170)	835
Change in warrant and derivative liabilities	6,909	(3,957)	10,866
Loss on debt extinguishment	(819)	—	(819)
Other income, net	1,563	1,114	449
Net loss	$(138,990)	$(89,235)	$(49,755)

Revenues

Product revenue relates solely to sales of the Company’s only product, ZEMDRI. During the nine months ended September 30, 2018 and 2017, $0.3 million and zero in net product sales of ZEMDRI were recognized, respectively. Product revenues from the sale of ZEMDRI are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue decreased $2.9 million to $6.4 million in the nine-month period ended September 30, 2018 from $9.3 million in the comparable period in 2017. This decrease was primarily due to lower BARDA contract revenues related to the ZEMDRI program.

Cost of Sales

We began capitalizing inventory costs after FDA approval of ZEMDRI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our condensed consolidated statement of operations. As a result, we expect cost of sales for the next several quarters will reflect a lower average per unit cost of materials. Cost of sales for the nine-month period ended September 30, 2018 includes net sales-based royalties and other costs including product serialization and shipping costs.

Research and Development Expenses

Research and development expenses increased $23.5 million to $89.6 million in the nine-month period ended September 30, 2018 from $66.1 million in the comparable period in 2017. This was primarily due to increases of $12.3 million in personnel and facility related costs due to the hiring of our field medical affairs team primarily in 2017 and increase in facilities and IT allocations as we expanded our footprint offset by our restructuring at the end of July 2018, an increase of $11.5 million in external expenses related to our ZEMDRI program, mainly attributable to the $7.5 million milestone license fee associated with FDA approval and manufacturing of ZEMDRI pre-FDA approval, a decrease of $1.8 million in external expenses related to C-Scape, and an increase of $1.5 million in external non-clinical costs for other research programs.

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

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Research and development expenses by program:
ZEMDRI	$61,956	$40,949	$21,007
C-Scape	10,872	11,706	$(834)
Other research programs	16,744	13,458	3,286
Total research and development expenses	$89,572	$66,113	$23,459

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $27.1 million to $54.5 million for the nine-month period ended September 30, 2018 from $27.4 million for the comparable period in 2017. The increase in general and administrative expenses was primarily due to an increase of $14.8 million in personnel and facility related costs, as net headcount increased by 55 employees since September 2017 primarily due to the hiring of our field sales team in the second quarter of 2018 and other hires in 2018 related to commercialization offset by our restructuring at the end of July 2018, an increase of $6.9 million in costs to prepare for commercialization of ZEMDRI and an increase of $5.4 million in consulting and professional fees.

Interest Expense

Interest expense was $1.3 million and $2.2 million for the nine-month periods ended September 30, 2018 and 2017, respectively. The decrease is attributable to the lower interest costs associated with the SVB Loan Agreement compared to the prior Solar Capital debt facility.

Change in Warrant and Derivative Liabilities

Warrant and derivative liabilities decreased by $10.9 million to a $6.9 million gain for the nine-month period ended September 30, 2018 from a $4.0 million expense for the comparable period in 2017. The increase is primarily due to the change in the estimated fair value of the warrant liability, which decreased mainly due to warrant exercises and the change in our stock price.

Restructuring Charges

Restructuring charges increased by $7.9 million primarily due to $3.7 million in severance and payroll related costs, $3.4 million in net non-cash facility exit costs, and $0.8 million in stock-based compensation costs associated with the stock modification for three executives, both in connection with the corporate restructuring announced on July 26, 2018.

Liquidity and Capital Resources

Since our inception, we have financed our operations with the proceeds from the underwritten public offerings of our common stock, proceeds from sales of our common stock through the use of our ATM equity offering programs, private placements of our equity securities and certain debt-related financing arrangements. In addition, we have historically received funding provided under U.S. government contracts and non-profit foundations in connection with the development of our product candidates.

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

On April 7, 2015, we entered into a Common Stock Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell shares of our common stock having aggregate sales proceeds of up to $30.0 million from time to time through an ATM equity offering program under which Cowen acts as sales agent. During the three-month period ended March 31, 2018, we sold 2,144,454 shares of common stock under the Sales Agreement, at a weighted-average price of approximately $11.51 per share for aggregate gross proceeds of $24.7 million and aggregate net proceeds of $24.0 million. As of September 30, 2018, we had sold 3,250,003 shares of common stock under the Sales Agreement for aggregate gross proceeds of $30.0 million and aggregate net proceeds of $29.2 million. No shares remain available for sale under the Sales Agreement.

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

On February 26, 2018, we entered into the SVB Loan Agreement, pursuant to which SVB agreed to make available to us term loans with an aggregate principal amount of up to $50.0 million, $20.9 million of which was used to repay our loan with Solar Capital Ltd., $4.1 million of which was provided to us on February 26, 2018 and $25.0 million of which was borrowed on October 29, 2018.

On February 27, 2018, we filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, we filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of our common stock in ATM offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”). During the three-month period ended September 30, 2018, we sold 718,624 shares of common stock under the 2018 Sales Agreement, at a weighted-average price of approximately $4.64 per share for aggregate gross and net proceeds of $3.3 million.

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

We have never been profitable and have incurred net losses in each year since the commencement of our operations. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and associated general and administrative costs. We expect to incur substantial losses from operations in the foreseeable future as we continue to execute the launch of ZEMDRI, seek EMA regulatory approval for plazomicin and advance C-Scape.

As of September 30, 2018, we had working capital of $41.0 million and unrestricted cash, cash equivalents and short-term investments of $58.2 million. On November 5, 2018, we announced that we have begun a review of strategic alternatives to maximize shareholder value, including but not limited to the potential sale or merger of the Company or its assets. We may be unable to identify or execute such strategic alternatives for us, and even if executed such strategic alternatives may not enhance stockholder value or our financial position.  We also announced on November 5, 2018 a restructuring of our organization to preserve cash resources which is expected to reduce total operating expenses by approximately 35-40 percent, excluding one-time charges. The restructuring is expected to be largely completed before the end of 2018.  The restructuring is designed to focus our cash resources on the continued successful launch of ZEMDRI and advancing C-Scape. These estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

On October 29, 2018, we borrowed $25.0 million (the “Term B Loan”) under the SVB Loan Agreement. The Term B Loan has a maturity of four years and bears interest through maturity at a floating per annum rate equal to the greater of (a) 1.00% above the prime rate and (b) 5.50%. No borrowings remain available to us under the SVB Loan Agreement.

Based on our available cash resources, which exclude restricted cash and $25.0 million which will be collateralized in connection with the SVB Loan Agreement if our cash balance falls below a certain threshold, we believe we have sufficient funds to support current planned operations through the middle of the first quarter of 2019. This condition results in the assessment that there is substantial doubt about our ability to continue as a going concern.

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

Cash Flows

Cash Flows from Operating Activities

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(133,250)	$(62,838)
Net cash provided by (used in) investing activities	8,917	(42,967)
Net cash provided by financing activities	31,598	132,356
Net increase (decrease) in cash, cash equivalents and restricted cash	$(92,735)	$26,551

Net cash used in operating activities was $133.3 million for the nine-month period ended September 30, 2018. The primary use of cash was to fund our operations related to the research and development of our product candidates and to prepare for commercialization of ZEMDRI. Our net loss from operations in the nine-month period ended September 30, 2018 of $139.0 million was partially offset by non-cash charges of $11.8 million for stock-based compensation, $6.9 million for the revaluation of the warrant and derivative liabilities, $1.8 million for depreciation and amortization, $0.4 million for non-cash interest expense, $3.4 million for net non-cash facility exit costs, $0.8 million for the loss on debt extinguishment and a change in net operating assets and liabilities of $5.6 million. The change in net operating assets and liabilities was primarily due to an increase in trade and contract receivables, an increase in prepaid expenses and other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for ZEMDRI, and increase in accounts payable and accrued liabilities partially offset by an decrease in deferred revenue, as a result of using the Advance Funds received under the grant agreement with the Gates Foundation.

Net cash used in operating activities was $62.8 million for the nine-month period ended September 30, 2017. The primary use of cash was to fund our operations related to the research and development of our product candidates and to prepare for commercialization of ZEMDRI. Our net loss from operations in the nine-month period ended September 30, 2017 of $89.2 million was partially offset by non-cash charges of $10.3 million for stock-based compensation, $4.0 million for the revaluation of the warrant and derivative liabilities, $0.7 million for depreciation and amortization, $0.6 million for noncash interest expense, $0.1 million for loss on fixed asset disposition and a change in net operating assets and liabilities of $10.7 million. The change in net operating assets and liabilities was primarily due to a decrease in contract receivables, an increase in prepaid expenses and other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for plazomicin, partially offset by an  increase in deferred revenue, as a result of the Advance Funds received under the grant agreement with the Gates Foundation.

Cash Flows from Investing Activities

Net cash provided by investing activities was $8.9 million for the nine-month period ended September 30, 2018. The net cash provided by in investing activities during the nine-month period ended September 30, 2018 is primarily a result of maturities in excess of purchases of short-term investments of $17.3 million offset by purchases of property, plant and equipment of $8.4 million related to expansion at our corporate headquarters and to facilitate our research and development activities.

Net cash used in investing activities was $43.0 million for the nine-month period ended September 30, 2017. The net cash used in investing activities during the nine-month period ended September 30, 2017 is primarily a result of purchases in excess of maturities of short-term investments of $37.7 million offset by purchases of property, plant and equipment of $5.3 million related to our move into new corporate headquarters and to facilitate our research and development activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $31.6 million for the nine-month period ended September 30, 2018. The net cash provided by financing activities during the nine-month period ended September 30, 2018 includes $27.3 million of net proceeds, from the sale of common stock through ATM equity offerings, $2.7 million from the issuance of common stock pursuant to our equity incentive plans, $24.4 million, net of issuance costs, from the term loan provided by SVB, partially offset by a $22.8 million principal repayment on the term loans provided by Solar Capital Ltd.

Net cash provided by financing activities was $132.4 million for the nine-month period ended September 30, 2017. The net cash provided by financing activities during the nine-month period ended September 30, 2017 includes $121.2 million of net proceeds, after deducting underwriting discounts and commissions, from an underwritten public offering of our common stock in May 2017, approximately $10.0 million of net proceeds, after deducting issuance costs, from the sale of contingently redeemable common stock to the Gates Foundation in May 2017, $1.8 million from the issuance of common stock pursuant to our equity incentive plans and $0.4 million of proceeds from the exercise of warrants issued in the Private Placement partially offset by a $1.0 million principle repayment on the term loan provided by Solar Capital Ltd.

Plan of Operations and Future Funding Requirements

On November 5, 2018, we announced a restructuring of our organization to preserve cash resources which is expected to reduce total operating expenses by approximately 35-40 percent, excluding one-time charges. The restructuring is expected to be largely completed before the end of 2018. The restructuring is designed to focus our cash resources on the continued successful launch of ZEMDRI and advancing C-Scape. We expect to incur substantial expenditures in the foreseeable future to support these priorities.

Based on our available cash resources, which exclude restricted cash and $25.0 million which will be collateralized in connection with the SVB Loan Agreement if our cash balance falls below a certain threshold, we believe we have sufficient funds to support current planned operations through the middle of the first quarter of 2019. This condition results in the assessment that there is substantial doubt about our ability to continue as a going concern. Our plan to address this condition include seeking additional funds through equity or debt financings, government contracts, third party collaborations, commercial sales of ZEMDRI or other sources to permit additional investments in the commercialization of ZEMDRI and the advancement of C-Scape. We may be unable to obtain equity or debt financings, government contracts, third party collaborations or other sources of additional investment and, if necessary, we will be required to implement further cost reduction strategies, including a reduction in the scope of our programs and other operations.

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

The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from ZEMDRI;
•	the size, timing and type of the nonclinical and clinical studies, including post-marketing commitments, that we decide to pursue in the development of C-Scape;
•	our ability to identify and consummate a strategic transaction for the Company and the timing and nature of any strategic transactions that we undertake (if any);
•	the type, number, costs and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;
•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;

•	the costs associated with developing a plazomicin IVD assay or related diagnostic to support therapeutic drug monitoring;
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

On November 5, 2018, we announced that we have begun a review of strategic alternatives to maximize shareholder value, including but not limited to the potential sale or merger of the Company or its assets. We may be unable to identify or execute such strategic alternatives for us, and even if executed such strategic alternatives may not enhance stockholder value or our financial position.  We also announced on November 5, 2018 a restructuring of our organization to preserve cash resources which is expected to reduce total operating expenses by approximately 35-40 percent, excluding one-time charges. The restructuring is expected to be largely completed before the end of 2018. The restructuring is designed to focus our cash resources on the continued successful launch of ZEMDRI and advancing C-Scape. We estimate that we will incur restructuring charges of approximately $10.0 million in the fourth quarter of 2018 consisting of one-time employee benefits, employee severance, stock-based compensation and facility exit costs, of which approximately 38% is expected to result in cash expenditures. These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

We expect the restructuring to generate costs savings beginning in the first quarter of 2019 for both research and development expenses and selling, general and administrative expenses. We anticipate the restructuring to have minimal impact on our product revenue going forward as we will continue to focus our resources on the commercialization of ZEMDRI in the United States, seeking approval of ZEMDRI outside of the United States and on the development of C-Scape.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018, except as noted below:

•

In February 2018, we entered into the SVB Loan Agreement, pursuant to which SVB agreed to make available to us term loans with an aggregate principal amount of up to $50.0 million. The previous loan and security agreement with Solar Capital Ltd. with a long-term debt obligation of $22.8 million was repaid in February 2018 and the new long-term debt obligation is comprised of $25.0 million due by February 2023.

•	Subsequent to the FDA approval of ZEMDRI, we have minimum annual purchase commitments with Hovione, beginning in 2020 through 2024 totaling $53.0 million.

•	Subsequent to FDA approval of ZEMDRI, we have a success fee commitment to Solar Capital of $1.0 million due by August 2019.
•

On July 26, 2018, we announced a strategic update and corporate restructuring in which we incurred a one-time employee benefits and severance charge of approximately $7.9 million in the third quarter of 2018, of which approximately 47% resulted in cash expenditures. As of September 30, 2018, we have a balance of $2.1 million left to be paid.

•	On October 29, 2018, we borrowed an additional $25.0 million under the SVB Loan Agreement.
•

On November 5, 2018, we announced a corporate restructuring in which we expect to restructuring charges of approximately $10.0 million in the fourth quarter of 2018 consisting of one-time employee benefits, employee severance, stock-based compensation and facility exit costs, of which approximately 38% is expected to result in cash expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2018. For additional information regarding market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the three-month period ended September 30, 2018, we instituted changes in management and implemented major accounting-related processes related to internal control over financial reporting:

•

On September 30, 2018, Tobin Schilke left his position as our Chief Financial Officer (including as our principal financial and accounting officer) and Zeryn Sarpangal began serving as our Chief Financial Officer (including as our principal financial and accounting officer) effective October 1, 2018.

•	We implemented new processes and accounting policies for product revenue and inventory in relation to the commercial launch of ZEMDRI.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. We expect to incur substantial expenses as we continue to advance our commercialization efforts for our sole approved product, ZEMDRI, seek marketing approval of ZEMDRI outside the United States and continue the development of C-Scape. The commercial launch of ZEMDRI involves the incurrence of significant sales, marketing, manufacturing and supply expenses.

As of September 30, 2018, we had working capital of $41.0 million and unrestricted cash, cash equivalents and short-term investments of $58.2 million. On November 5, 2018, we announced a restructuring of our organization to preserve cash resources which is expected to reduce total operating expenses by approximately 35-40 percent, excluding one-time charges. The restructuring is expected to be largely completed before the end of 2018. The restructuring is designed to focus our cash resources on the continued successful launch of ZEMDRI and advancing C-Scape.  We estimate that we will incur restructuring charges of approximately $10.0 million in the fourth quarter of 2018 consisting of one-time employee benefits, employee severance, stock-based compensation and facility exit costs, of which approximately 38% is expected to result in cash expenditures. These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

Based on our available cash resources, which exclude restricted cash and $25.0 million which will be collateralized in connection with our Loan and Security Agreement with Silicon Valley Bank (“SVB”) dated as of February 26, 2018 (“SVB Loan Agreement”) if our cash balance falls below a certain threshold, we believe we have sufficient funds to support current planned operations through the middle of the first quarter of 2019. This condition results in the assessment that there is substantial doubt about our ability to continue as a going concern.

We plan to raise additional funds through equity or debt financing, government contracts, third party collaborations, commercial sales of ZEMDRI or other sources to permit additional investments in the commercialization of ZEMDRI and continued research and development efforts. However, there can be no assurance that we will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to us, on a timely basis or at all. If we raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders. If additional financing is accomplished by the issuance of additional debt, the service cost, or interest will reduce net income or increase net loss, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt. If we are unable to raise additional funding, a further reduction in the scope of our research and development programs and other operations may become necessary. Our ability to obtain debt financing may be limited by covenants we have made under the SVB Loan Agreement (such as our covenant not to incur indebtedness other than certain specified and limited forms of indebtedness) and our pledge to SVB of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of SVB with respect to our intellectual property under the loan and security agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would adversely affect our business, results of operations, and financial condition. The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from ZEMDRI;
•	the size, timing and type of the nonclinical and clinical studies, including post-marketing commitments, that we decide to pursue in the development of C-Scape;
•	our ability to identify and consummate a strategic transaction for the Company and the timing and nature of any strategic transactions that we undertake (if any);
•	the type, number, costs and results of the product candidate development programs that we are pursuing or may choose to pursue in the future;

•	the rate of progress and cost of clinical trials we may commence, preclinical studies and other discovery and research and development activities;
•	the costs associated with developing a plazomicin IVD assay or related diagnostic to support therapeutic drug monitoring;
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

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. Based on the Company’s available cash resources, which exclude restricted cash and $25.0 million which will be collaterized in connection with the SVB Loan Agreement if the Company’s cash balance falls below a certain threshold, the Company believes it has sufficient funds to support current planned operations through the middle of the first quarter of 2019. We expect our expenses to increase substantially as we advance our commercialization efforts for our sole approved product, ZEMDRI (which became commercially available in July 2018), seek marketing approval of ZEMDRI outside the United States and continue the development of our product candidates. Accordingly, our ability to continue as a going concern will require us to obtain additional financing to fund our operations or significantly curtail our operations to conserve our capital resources. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees.

Our activities to evaluate and pursue strategic alternatives may not be successful.

On November 5, 2018, we announced that we have begun a review of strategic alternatives to maximize shareholder value, including but not limited to the potential sale or merger of the Company or its assets.

We may have to devote significant time and resources to identifying and evaluating a strategic transaction, however, there can be no assurance that such activities will result in any agreements or transactions. Further, even if we enter into a binding agreement, there is no guarantee that the transactions will be consummated due to regulatory or other obstacles, and even if executed and consummated, such strategic or financial alternatives may not enhance stockholder value or the Company’s financial position.

Any such strategic transaction may require us to incur non-recurring or other charges, may increase our near-and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	incurrence of dilutive issuances of equity securities;
•	higher-than-expected acquisition and integration costs;
•	write-downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any merged businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any merged businesses due to changes in management and ownership; and
•	inability to retain our key employees.

Accordingly, although there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks, and could have a material adverse effect on our business, financial condition and prospects. In addition, any such strategic transaction may result in substantial dilution to existing stockholders and may not result in consideration to the Company or its stockholders in an amount that enhances stockholder value.  If we are unable to complete a strategic transaction of the nature described above, we could experience a drop in stock price and we may be unable to obtain additional financing, which could result in a slowdown of in our pipeline and commercialization efforts, further reductions in force, or other restructuring or bankruptcy protection efforts.

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

As of September 30, 2018, we had $24.7 million of indebtedness outstanding under our loan and security agreement with SVB. On October 29, 2018, the Company borrowed $25.0 million under the SVB Loan Agreement, and no borrowings remain available under the loan and security agreement. The loan and security agreement subjects us to various customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business. We have also agreed to have on deposit at SVB cash in an aggregate amount equal to the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB. If at any time our aggregate balances at SVB are less than the foregoing, we are required to deposit at SVB cash collateral in an amount equal to the outstanding amount under the initial $25 million loan from SVB under the SVB loan and security agreement.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. We generated revenue from the sale of products for the first time in the third quarter of 2018 and have incurred losses in each year since we commenced operations in 2004. Our sole product approved for sale, ZEMDRI, has only recently been commercialized. In the years ended December 31, 2017 and 2016 and the nine-month period ended September 30, 2018, we derived all of our revenue from sales of ZEMDRI and from non-profit foundation and government contracts for research and development. We will seek continued revenue from non-profit foundations and government contracts for research and development and additional sources of public health funding. Revenues from such contracts and other sources can be uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other contracts that will generate significant cash. Our net losses for the years ended December 31, 2017 and 2016 were $125.6 million and $71.2 million, respectively. Our net losses for the nine-month periods ended September 30, 2018 and 2017 were $139.0 million and $89.2 million , respectively. As of September 30, 2018, we had an accumulated deficit of $511.8 million.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future as we continue to advance our commercialization efforts for our sole approved product, ZEMDRI, seek marketing approvals for plazomicin from the European Medicines Authority (“EMA”) and similar regulatory authorities outside the United States, build commercial supply and conduct commercial launch activities for ZEMDRI in the United States, and continue the development of C-Scape. Our expenses will also increase substantially if and as we:

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

In June 2018, we obtained approval from the FDA for the treatment of cUTI, including pyelonephritis, with ZEMDRI. We submitted a Marketing Authorisation Application to the EMA in October of 2018. We cannot be certain that ZEMDRI will receive regulatory approval from the EMA and any other foreign regulatory authorities in a timely manner, or at all. Even if we successfully obtain regulatory approval to market ZEMDRI outside the United States, our revenue from this approval will be dependent, in part, upon our or a commercial partner’s ability to obtain regulatory clearance or approval of an IVD assay or related diagnostic to be used with ZEMDRI outside the United States, as well as upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. Moreover, we cannot be certain that any product candidates other than ZEMDRI, such as C-scape, will receive regulatory approval from the FDA, EMA and other foreign regulatory authorities in a timely manner, or at all.

The FDA, EMA or any other foreign regulatory authorities can delay, limit, or deny approval of our product candidates for many reasons, including:

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

There are a variety of available therapies marketed for the treatment of MDR infections that we would expect could compete with ZEMDRI, including but not limited to AvycazTM (ceftazadime/avibactam), which is marketed by Allergan plc in the United States and marketed by Pfizer outside the United States, VabomereTM (meropenem/vaborbactam), which is marketed by Melinta Therapeutics, tigecycline, which is marketed by Pfizer as Tygacil®, XeravaTM (eravacycline), which is marketed by Tetraphase Pharmaceuticals, Inc., other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B). Many of the available therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products.

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

Our ability to attract, retain and motivate necessary personnel may further be challenged by our recent corporate restructurings, including the departure of three members of our executive team. These restructurings may make future potential executives and employees wary to accept roles with us.

If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our recent corporate restructurings and any similar changes in the future may serve as a significant distraction for our management and employees.

On July 26, 2018, we announced a strategic update and corporate restructuring which resulted in the elimination of approximately 28% of our workforce.  In connection with the restructuring, Kenneth Hillan, M.B., Ch.B., President, R&D, Tobin Schilke, Chief Financial Officer and Lee Swem, Ph.D., Chief Scientific Officer, each departed their respective roles with the Company. In addition, Zeryn Sarpangal, formerly our Chief of Staff, assumed the role of Chief Financial Officer (as well as the role of Principal Financial Officer and Principal Accounting Officer) on October 1, 2018 and Liz Bhatt, formerly our Chief Business Officer, assumed the role of Chief Operating Officer on July 26, 2018. On November 5, 2018, we announced an additional corporate restructuring of our organization which will result in the elimination of a significant number of additional positions.

Such changes, or any other future changes in our executive leadership or in our workforce generally, may disrupt our operations as we assimilate new leadership and potential differing perspectives on our strategic direction and as we adjust to the reallocation of responsibilities among our workforce. If transitions in executive leadership, our workforce or corporate structure are not smooth, the resulting disruption could negatively affect our operations and employees’ morale and could impede our ability to attract and retain personnel and execute our strategic plan. In addition, the corporate restructuring and similar changes in the future could lead to legal claims which may be time consuming and expensive to manage.  If such costs are substantial, this could significantly harm our financial condition and results of operations. Moreover, the corporate restructuring announced in November 2018 may negatively affect our product revenues from ZEMDRI as a result of reductions in the number of our employees focused on commercialization of ZEMDRI. We anticipate this impact to our product revenues from ZEMDRI going forward to be minimal,  however there can be no assurance of the size of such impact.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, as occurred for the quarter ended September 30, 2017, we may not detect errors on a timely basis and our financial statements may be materially misstated. As of September 30, 2018, our management believes our internal controls were effective, and our independent auditors have attested that the operation of our internal controls was effective as of December 31, 2017; however, there can be no assurance that management and our independent auditors will be able to make similar reports in the future.

If in the future we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, as occurred for the quarter ended September 30, 2017, we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Deficient internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

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

For example, in connection with the preparation of our interim financial statements for the quarter ended September 30, 2017, we identified a material weakness in our internal control over financial reporting related to a design deficiency in our internal controls over the preparation and review of our earnings per share calculation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. Specifically, our controls were not adequately designed to ensure that all potentially dilutive securities were accurately reflected in the calculation of our diluted earnings per share.

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

As of September 30, 2018, our management believes our internal controls were effective, and our independent auditors have attested that the operation of our internal controls was effective as of December 31, 2017, however there can be no assurance that management and our independent auditors will be able to make similar reports in the future. We cannot assure that the measures we took in response to this material weakness are sufficient to avoid potential future material weaknesses.

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
•

results or announcements (if any) from, or any delays in, our evaluation of strategic alternatives for the Company focusing on enhancing stockholder value and the timing and nature of any strategic transactions that we undertake (if any);

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

As of November 1, 2018, our executive officers, directors, and their respective affiliates beneficially owned approximately 8% of our outstanding voting stock.  Accordingly, these stockholders may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we continue to raise additional capital by issuing equity securities, the share ownership of existing stockholders will continue to be diluted.  For example, on February 27, 2018, we filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, we filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of our common stock in “at the market” (“ATM”) offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”). During the three-month period ended September 30, 2018, we sold 718,624 shares of common stock under the 2018 Sales Agreement, at a weighted-average price of approximately $4.64 per share for aggregate gross and net proceeds of  approximately $3.3 million.

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

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of November 1, 2018, we have outstanding a total of 46,119,841 shares of common stock. Other than any shares held by our directors, officers and certain existing investors, all of these are currently freely tradable.

In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (our “2003 Plan”) or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our “2014 Plan”), our 2014 Employment Commencement Incentive Plan (our “Inducement Plan”) and our 2014 Employee Stock Purchase Plan (our “ESPP”), in each case, as of September 30, 2018, 8,402,864 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

As of November 1, 2018, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 17,514 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 2.05 – Costs Associated with Exit or Disposal Activities,” of Form 8-K.

Review of Strategic Alternatives and Corporate Restructuring

On November 5, 2018, the Company announced that it has begun a review of strategic alternatives to maximize shareholder value, including but not limited to the potential sale or merger of the Company or its assets. In connection with this review, the Company has engaged Evercore Group L.L.C. as an independent financial advisor.

The Company also announced a restructuring of its organization to preserve cash resources which is expected to reduce total operating expenses by approximately 35-40 percent, excluding one-time charges. The restructuring is expected to be largely completed before the end of 2018.  The restructuring is designed to focus the Company’s cash resources on the continued successful launch of ZEMDRI and advancing C-Scape.  The Company estimates that it will incur restructuring charges of approximately $10.0 million in the fourth quarter of 2018 consisting of one-time employee benefits, employee severance, stock-based compensation and facility exit costs, of which approximately 38% is expected to result in cash expenditures. These estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference from				Provided Herewith
		Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	333-193559	3/10/2014	4.1
4.3	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.5	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.6	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
4.7	Form of Warrant, issued pursuant to the Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.	S-3	333-212253	6/24/2016	4.3
10.1†	Amendment Two to the Collaborative Development and Commercialization Agreement dated July 22, 2018 by and between Achaogen, Inc. and Microgenics Corporation.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

† - Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

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

Date: November 8, 2018	ACHAOGEN, INC.

	By:	/s/ Blake Wise
Blake Wise
Chief Executive Officer (principal executive officer)

Date: November 8, 2018	By:	/s/ Zeryn Sarpangal
Zeryn Sarpangal
Chief Financial Officer (principal financial and accounting officer)