Form 10-K
period 2018-12-31
Achaogen, Inc.
filed 2019-04-01
CIK 1301501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___.

Commission file number 001-36323

ACHAOGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0533693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Tower Place, Suite 400

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the last reported sale price on June 30, 2018 was approximately $370.8 million. As of March 25, 2019, there were 63,879,995 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the registrant’s 2019 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018.

ACHAOGEN, INC.

ANNUAL REPORT ON FORM 10-K

Part I

Forward-Looking Statements

This Annual Report on Form 10-K, including “Business” in Part I, Item I and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are statements that could be deemed forward-looking statements reflecting the current beliefs and expectations of management with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. The risks and uncertainties referred to above include, without limitation, risks related to our research, development and commercialization efforts, need for future capital, uncertainty of clinical trial results or regulatory approvals or clearances, manufacturing of ZEMDRI at scales and costs appropriate for commercialization, enforcement of our patent and proprietary rights, potential competition and other risks that are described herein and that are otherwise described from time to time in our Securities and Exchange Commission (“SEC”) reports including, but not limited to, the factors described in Item 1A, “Risk Factors,” of this Annual Report. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Item 1. Business.

Overview

We are a biopharmaceutical company passionately committed to developing and commercializing innovative antibacterial agents for multi-drug resistant (MDR) gram-negative infections. On June 25, 2018, the U.S. Food and Drug Administration (FDA) approved our first commercial product ZEMDRI® (plazomicin) for adults with complicated urinary tract infections (cUTI), including pyelonephritis, caused by certain Enterobacteriaceae in adult patients with limited or no alternative treatment options. ZEMDRI is an intravenous (IV) infusion, administered once daily over a 30-minute IV. The approval of ZEMDRI was supported by data from the EPIC (Evaluating Plazomicin in cUTI) clinical trial, which evaluated the safety and efficacy of plazomicin in patients with serious infections caused by gram-negative pathogens. ZEMDRI became commercially available in July 2018. In December 2018, we also filed a Formal Dispute Resolution Request with the FDA regarding a bloodstream infection (BSI) indication for plazomicin, for which the FDA issued a Complete Response Letter (CRL) in June 2018. We have global commercialization rights to ZEMDRI, which has patent protection in the United States estimated until 2031 or 2032. On October 17, 2018, we announced the submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for plazomicin. ZEMDRI was funded in part by a $124.4 million contract with the Biomedical Advanced Research and Development Authority (BARDA).

We are also currently developing C-Scape, which is in early-stage clinical development, as a product candidate, an orally administered antibiotic to address a serious unmet need for an effective oral treatment for patients with cUTI, including pyelonephritis, caused by extended spectrum beta-lactamases (ESBL)-producing Enterobacteriaceae. Our C-Scape program is also supported by BARDA.

ZEMDRI (plazomicin)

ZEMDRI is an aminoglycoside with once-daily dosing that has activity against certain Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (CRE) and ESBL-producing Enterobacteriaceae. ZEMDRI was designed by our scientists to overcome the most common aminoglycoside resistance mechanisms, the aminoglycoside modifying enzymes (AMEs). We developed ZEMDRI by chemically modifying an existing aminoglycoside, sisomicin, a natural product isolated from bacteria, to shield the regions of the molecule that are targeted by the enzymes responsible for aminoglycoside resistance. As a result of these modifications, ZEMDRI has the potential to remain active against MDR organisms where most other major drug classes, including commercially available aminoglycosides, such as gentamicin and amikacin, have limited activity. Based on this profile, we developed ZEMDRI as an IV therapy for the treatment of serious bacterial infections due to MDR Enterobacteriaceae.

We consider the following to be key attributes that support the clinical utility and ultimate commercial value of ZEMDRI:

•

Met the objective of non-inferiority compared to meropenem in the Phase 3 EPIC trial in patients with cUTI and pyelonephritis for the FDA-specified primary efficacy endpoint, and achieved superiority for the EMA-specified primary efficacy endpoint. ZEMDRI was well tolerated with no new safety concerns identified in the EPIC trial.

•	Convenient administration as once daily, 30-minute IV therapy.
•	Potential to reduce the healthcare costs associated with the treatment of serious infections.
•	Potential to improve dosing strategy compared to existing aminoglycosides and alternative therapeutic options, and individualized patient dosing using an in vitro assay.
•	Potential to be used in combination with other antibiotics for the treatment of serious infections due to CRE.
•	Potent in vitro activity against MDR Enterobacteriaceae, including ESBL-producers and CRE.

Based on these key attributes above, we believe that ZEMDRI has the potential to become a new standard of care for the treatment of multi-drug resistant recurrent cUTI infections and as an important part of the treatment algorithm for serious infections due to CRE.

The need for new antibiotics to treat ESBL-producing Enterobacteriaceae is high, as these bacteria have become widespread globally in both healthcare-associated and community-onset infections and the use of carbapenems to treat infections caused by these organisms is felt to be contributing to the rise in CRE. In 2013, the CDC indicated that ESBL-producing Enterobacteriaceae pose a serious concern to public health threat requiring “prompt and sustained action.” These bacteria are commonly MDR, exhibiting resistance not only to extended spectrum cephalosporins but also to fluoroquinolones, and currently-marketed aminoglycosides. In many cases, the remaining treatment option is a carbapenem and use of carbapenems to treat these infections is thought to be contributing to increased carbapenem resistance. We estimate that there are over one million cases of recurrent and/or multi-drug resistant hospital treated complicated urinary tract infections in the United States today.

The need for new antibiotics to treat CRE is particularly acute, as CRE are one of the top global threats in infectious disease. In 2013, the CDC labeled CRE as “nightmare bacteria” and indicated that CRE pose a public health threat requiring “urgent and aggressive action.” These bacteria are commonly MDR, exhibiting resistance not only to carbapenems, but also to most antibiotics commonly used to treat gram-negative infections, including cephalosporins, b-lactam/b-lactamase inhibitor combinations, fluoroquinolones, and currently-marketed aminoglycosides. We estimate that there were approximately 180,000 cases of CRE infections in the United States and the EU5 in 2016, of which 70,000 to 80,000 were in the United States. We believe that CRE incidence will continue to increase in the future.

Commercial Strategy for ZEMDRI

Given the lack of effective therapeutic options and the increasing rates of gram-negative infections such as CRE and those caused by ESBL-producing bacteria, we believe the commercial opportunity for ZEMDRI is significant. Our strategy is intended to support ZEMDRI’s differentiated profile from both approved and development-stage antibacterials. We expect ZEMDRI to be used in the recurrent and/or multi-drug resistant cUTI population, with a duration of treatment of four to seven days per the label. We estimate over one million patients suffer from these types of cUTI infections each year. Our commercialization of ZEMDRI is focused on this combined population and we are seeing the majority of our initial use in outpatient sites of care. Physicians are looking for additional treatment options for these patients as many have failed oral and/or IV antibiotics, with infections often recurring after treatment with IV carbapenems. We are using a small sales organization to promote ZEMDRI which is focused in key geographic outpatient opportunities and high-volume hospitals. In key markets outside of the United States, including Europe, Asia, and Latin America, we currently believe we can expand the value of ZEMDRI through collaborating with one or more global or regional commercialization partners who have local market expertise.

Given ZEMDRI’s product profile, it can be used across multiple treatment settings, which is important when treating cUTI patients. Although some patients need to remain in the hospital for the treatment of comorbidities, other patients are hospitalized solely because they are receiving multiple antibiotic infusions per day. ZEMDRI allows physicians and patients to start cUTI treatment in the hospital and then transition to an outpatient or homecare setting, which benefits both hospitals and patients from a cost-saving and quality of care perspective. In addition, some patients treated with ZEMDRI are avoiding hospitalization altogether.

In August 2018, we received the New Technology Add-on Payment (NTAP) designation from CMS. This designation provides up to 50% of our drug cost (approximately $2,700) in additional reimbursement to certain eligible hospitals for Medicare patients who receive ZEMDRI in the inpatient setting. In the outpatient setting, we are focused on educating office and reimbursement managers on billing and coding and building reimbursement confidence.

Phase 3 EPIC Trial of Plazomicin for the Treatment of cUTI (Supported FDA Approval)

In the EPIC trial, plazomicin successfully met or exceeded the objective of non-inferiority compared to meropenem for the FDA-specified primary efficacy endpoints, and achieved superiority for the primary efficacy endpoints specified by the EMA. Results for the FDA pre-specified composite endpoint of clinical cure and microbiological eradication in the microbiological modified intent-to-treat (mMITT) population at Day 5 achieved statistical non-inferiority, and Test-of-Cure (Day ~17) achieved statistical superiority. Results for EMA-specified endpoints of microbiological eradication at the test-of-cure visit achieved statistical superiority in both the mMITT and microbiologically evaluable (ME) populations.

Plazomicin was well tolerated with no new safety concerns identified in the EPIC trial. Treatment emergent adverse events (TEAEs) related to renal function were reported in 3.6% and 1.3% of patients in the plazomicin and meropenem groups, respectively. TEAEs related to cochlear or vestibular function were reported in a single patient in each of the plazomicin and meropenem treatment groups. Both events were considered mild and resolved completely.

Phase 3 CARE Trial of Plazomicin (Did Not Support FDA Approval)

The second study, our Phase 3 CARE (Combating Antibiotic Resistant Enterobacteriaceae) clinical trial, was a resistant pathogen trial designed to evaluate the efficacy and safety of plazomicin in patients with serious bacterial infections due to CRE. We closed enrollment in the CARE study in August 2016 with 69 patients, comprised of 39 patients enrolled in Cohort 1, comparing plazomicin to colistin-based therapy in patients with bloodstream infections or pneumonia due to CRE, and 30 patients in Cohort 2, a single arm cohort of plazomicin treatment in patients with serious infections due to CRE. In Cohort 1 of the CARE trial, a lower rate of mortality or serious disease-related complications was observed for plazomicin compared with colistin therapy.

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

The FDA issued a CRL for the bloodstream infection (BSI) indication, supported by the CARE trial, in June 2018. In December 2018, we filed a Formal Dispute Resolution Request (FDRR) with the FDA regarding the BSI indication for plazomicin. We believe that the data submitted in the NDA for plazomicin provides substantial evidence of efficacy in treating BSI and that plazomicin should be approved for the proposed BSI indication. The FDA denied our first-round FDRR and we are evaluating our current options, including requesting a further meeting with the reviewing division or further pursuing our appeal.

C-Scape Development Program

We are developing C-Scape, an orally administered antibiotic to address a serious unmet need for an effective oral treatment for patients with cUTI, including pyelonephritis, caused by ESBL-producing Enterobacteriaceae. C-Scape is a b-lactam/b-lactamase inhibitor combination comprised of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved b-lactamase inhibitor. The FDA awarded Qualified Infectious Disease Product (QIDP) status to C-Scape for the treatment of cUTI in 2017. QIDP status provides incentives for the development of new antibiotics, including priority review and an extension by an additional five years of any existing non-patent market exclusivity the product may be awarded upon approval. Our C-Scape program is funded in part by a contract with BARDA for up to $18.0 million, of which $12.0 million is committed.

We believe that C-Scape has the potential to rapidly address a serious unmet need for an effective oral treatment for patients with cUTI, including pyelonephritis, caused by ESBL-producing Enterobacteriaceae. Both ceftibuten and clavulanate have been previously approved by the FDA, therefore we expect C-Scape to qualify for the 505(b)(2) NDA regulatory pathway for the combination product, which would permit the application to rely in part on the FDA’s findings of safety and effectiveness for each compound alone, and FDA’s guidance for Antibacterial Therapies for Patients with Unmet Medical Need for the Treatment of Serious Bacterial Diseases.

On January 2, 2018, we announced positive Phase 1 top-line results for C-Scape. The Phase 1 top-line results demonstrated that, in healthy subjects, C-Scape was well tolerated across all doses studied, with no drug-drug interactions observed between the previously approved compounds when dosed in combination. We completed additional in vitro and in vivo experiments with an alternative formulation of the product candidate and, based on these results, believe this alternative formulation of the product candidate improves the likelihood of success for C-Scape for a subsequent Phase 1 clinical pharmacology study.

Strategic Review

On November 5, 2018, we announced the beginning of a review of strategic alternatives to maximize stockholder value, including but not limited to the potential sale or merger of us or our assets. The strategic review process continues alongside our continued focus on the commercialization of ZEMDRI and other corporate initiatives. We may be unable to identify strategic alternatives to maximize stockholder value, and even if executed, such strategic alternatives may not enhance stockholder value or our financial position.

Silicon Valley Bank Loan and Security Agreement

In December 2018, our secured lender Silicon Valley Bank (SVB) collateralized $25.0 million of the $50.0 million we previously borrowed under our loan and security agreement with SVB. Collateralization of this $25.0 million means that these funds are restricted and no longer available for our use until our cash on deposit at SVB exceeds the “Minimum Account Threshold” for thirty consecutive days, which is the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB.

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

Governments, in collaboration with the private sector, have begun to respond to this significant and growing unmet medical need by creating governmental and non-governmental entities tasked with addressing the problem and progressing legislation for reimbursement and regulatory reform, and economic incentives. In the United States, the federal government has developed a National Action Plan for Combating Antibiotic Resistant Bacteria, which outlines Federal activities over the five-year period from 2015 to 2020 designed (i) to enhance domestic and international capacity to prevent and contain outbreaks of antibiotic-resistant infections; (ii) to maintain the efficacy of current and new antibiotics; and (iii) to develop and deploy next-generation diagnostics, antibiotics, vaccines, and other therapeutics. The National Action Plan proposes to accelerate research and development for new antibiotics through a multifaceted approach that includes intensified support for antibiotic product development from the NIH, BARDA, and the DOD’s Defense Threat Reduction Agency (“DTRA”). Accordingly, the 2019 U.S. federal budget request includes $1.27 billion for BARDA of which $192 million is to combat antimicrobial resistant bacteria (CARB), and $510 million is for Project BioShield (PBS) to support late stage development and procurement of medical countermeasures for national security threats. The federal government has also established the Presidential Advisory Council on Combating Antibiotic Resistant Bacteria, a federal advisory committee, which is designed to provide advice, information, and recommendations to the Secretary of Health and Human Services on programs and policies related to combating antibiotic-resistant bacteria.

On the legislative front, in July 2012, the Federal Drug and Administration Safety and Innovation Act (“FDASIA”) was passed, which included the Generating Antibiotics Incentives Now Act (the “GAIN Act”). The GAIN Act provides incentives for the development of new QIDP, including potential for priority review and the potential for adding five years to the otherwise applicable regulatory exclusivity period. In December 2016, the 21st Century Cures Act (the “Cures Act”) was passed by Congress and signed into law. This piece of legislation is intended to modernize the regulation of drugs and spur innovation in biomedical research.

Government Contracts and Non-Profit Grants

Biomedical Advanced Research and Development Authority (“BARDA”)

Our program to develop ZEMDRI for the treatment of serious bacterial infections due to MDR Enterobacteriaceae, including CRE, as well as for disease caused by certain bacterial biothreat pathogens, was partially funded under a contract with BARDA (“BARDA-plazo Contract”), an agency of the U.S. Department of Health and Human Services. This contract was awarded in August 2010 and consists of a base amount as well as four options, all of which were exercised. The base amount and the four-exercised options totaled $124.4 million of funding, all of which has been recorded as revenues as of December 31, 2018.

Overall, the BARDA-plazo Contract called for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, ZEMDRI as a countermeasure for diseases caused by antibiotic-resistant pathogens. These pathogens include bacteria associated with serious hospital-acquired infections, such as CRE, as well as biothreats, such as F. tularensis, which causes tularemia, and Y. pestis, which causes plague. As the prime contractor, we were responsible for all technical and regulatory activities under the research plan proposed by us and accepted by BARDA.

Our program to develop C-Scape, a product candidate to treat serious bacterial infections due to ESBL producing Enterobacteriaceae, is also partially funded under a contract with BARDA. In September 2017, we were awarded the C-Scape Contract (“BARDA C-Scape Contract”) which includes a base period with obligated funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. Through December 31, 2018, we have recorded $5.2 million to revenue, with $6.8 million remaining available from the funding currently committed under the C-Scape Contract.

Payments under the BARDA-plazo and BARDA C-Scape Contracts, collectively (“the BARDA contracts,”) have been made in installments as activities are conducted in accordance with the research plan. Payments to us are based on direct costs incurred and allowances for overhead, plus a fee, where applicable. From time to time, we may propose a change to the research plan to BARDA, and BARDA may or may not choose to accept the change to the research plan, along with any associated additional costs, subject to the availability of funding, as well as other factors. We are also obligated under the contract to satisfy various federal reporting requirements, including technical reporting with respect to our ZEMDRI and C-Scape development activities, reporting with respect to intellectual property and financial reporting. In addition, technical documents and regulatory filings may be reviewed by BARDA prior to their finalization and/or submission.

Under standard government contracting terms, the government receives only limited rights for government use of certain of our pre-existing data and certain data produced with non-federal funding, to the extent such data are required for delivery to BARDA under the project. The U.S. government receives unlimited rights to use and disclose new data first produced under the project with BARDA funding. The U.S. government is entitled to a nonexclusive, worldwide, royalty-free license to practice or have practiced any patent on an invention that is conceived or first reduced to practice under the project, and may obtain additional rights if we do not elect to retain ownership of a subject invention or if we do not satisfy certain disclosure and patent prosecution obligations with respect to a subject invention. The government’s rights do not include the composition of matter patents related to ZEMDRI or C-Scape, as these were developed and prosecuted prior to our entry into the BARDA contracts and without government funding. The BARDA contracts do not entitle the government to any sales royalties or other post-commercialization financial rights.

BARDA is entitled to terminate contracts for convenience at any time provided reasonable closeout costs are paid and is not obligated to provide funding beyond currently obligated amounts allotted from Congressionally appropriated funds.

Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”)

On April 26, 2018, we entered into a subaward agreement with CARB-X to support the development of a next-generation broad-spectrum aminoglycoside antibiotic capable of overcoming clinically-relevant resistance mechanisms and potentially treating highly-resistant gram-negative pathogens such as the Enterobacteriaceae family, Acinetobacter baumannii, and Pseudomonas aeruginosa. The initial subaward is up to $2.4 million, with the possibility of up to $9.6 million based on the discretion of CARB-X and the achievement of certain project milestones.

Payments under the CARB-X agreement are made in installments as activities are conducted in accordance with the research plan. Payments to us are based on direct costs incurred and allowances for overhead, plus a fee, where applicable. Through December 31, 2018, we have recorded $1.3 million to revenue, with $1.1 million remaining available from the funding currently committed under the CARB-X agreement.

Bill & Melinda Gates Foundation (the “Gates Foundation”)

We entered into a research agreement with the Gates Foundation on May 4, 2017 to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis in developing countries. Pursuant to the Grant Agreement, the Gates Foundation awarded us up to approximately $10.5 million in grant funding (“Grant Funds”) over a three-year research term, of which approximately $3.2 million was received in May 2017 (the “Advanced Funds”). As of December 31, 2018, the entire Advanced Funds has been recorded as revenue. Payments under the Grant Agreement with the Gates Foundation are based on milestone, target or reporting deliverables. Payments are based on direct program costs incurred or committed plus an indirect overhead fee. If the Gates Foundation terminates the agreement based on the term in the Grant Agreement, we are obligated to return any unused or committed Grant Funds.

Concurrently with the Grant Agreement, we entered into a Common Stock Purchase Agreement (the “Gates Purchase Agreement”) with the Gates Foundation, pursuant to which we sold 407,331 shares of our contingently redeemable common stock (the “Shares”) on May 5, 2017 to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds of $10.0 million (the “Gates Investment”).

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

On December 27, 2018, we entered into a License Confirmation Agreement and a Redemption Agreement with the Gates Foundation (together, the “2018 Gates Agreements”) in connection with the amendment of certain provisions of the Grant Agreement and the Letter Agreement.  The 2018 Gates Agreements were entered into following the de-prioritization of antibody work by the Company, which was the focus of the Company’s collaboration with the Gates Foundation.  Among other things, the 2018 Gates Agreements (a) terminated the Company’s obligations to conduct mutually agreed upon work, including work related to the Company’s platform technology to develop and launch a product intended to prevent neonatal sepsis, (b) terminated the obligations of the Company to discover drug candidates intended to prevent neonatal sepsis and the obligation of the Gates Foundation to fund approximately $7.1 million in grants not yet received by the Company and (c) granted the Gates Foundation a non-exclusive license to intellectual property developed by the Company pursuant to the Grant Agreement and Letter Agreement in specified developing countries.

The Redemption Agreement also provided for the redemption by the Company of the 407,331 shares of the Company’s common stock (the “Gates Shares”) purchased by the Gates Foundation pursuant to a Common Stock Purchase Agreement between the Company and the Gates Foundation dated as of May 4, 2017 (the “Purchase Agreement”) for an aggregate redemption price of $5.7 million. The Company paid for the redemption of the Gates Shares with the unused portion of the restricted cash received by the Company pursuant to the original purchase of the Gates Shares under the Purchase Agreement.

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

Commercial Agreements

License Agreement with Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals, Inc.)

On January 25, 2006, we entered into a license agreement with Ionis Pharmaceuticals, Inc. (“Ionis”), pursuant to which Ionis granted us an exclusive license under certain patents relating to aminoglycoside antibacterial compounds and related know-how to develop and commercialize certain novel aminoglycoside antibacterial compounds. We are required to use commercially reasonable efforts to develop and commercialize certain compounds under the agreement. In consideration for the rights granted to us by Ionis under the license agreement, we issued $1.5 million of our Series A convertible preferred stock to Ionis in 2006. In addition, we are required to make payments to Ionis upon the achievement of specified development and regulatory milestones totaling up to $19.5 million for the first aminoglycoside product developed under certain terms of the agreement. We paid $4.0 million to Ionis in the fourth quarter of 2014 following dosing the first patient in our Phase 3 CARE trial of ZEMDRI, $7.5 million in the third quarter of 2018 upon FDA approval of ZEMDRI, and could owe up to $9.75 million for a second aminoglycoside product, if any, developed under this agreement. The agreement requires us to pay Ionis a low double-digit share of non-royalty sublicensing revenues that we receive from certain sublicensees for the grant of sublicenses under our agreement with Ionis, provided that the maximum amount we are required to pay Ionis with respect to the sum of all development and regulatory milestones and non-royalty sublicensing revenue payment obligations for ZEMDRI, but only to the extent it qualifies as the first aminoglycoside product under the agreement, is $19.5 million. Likewise, our cumulative development and regulatory milestone payment and non-royalty sublicensing revenues payment obligations for a possible second aminoglycoside product under the agreement with Ionis will not exceed $9.75 million. To date, we have made development milestone payments of $14.5 million to Ionis with respect to ZEMDRI, $14.0 million of which was paid in cash and $0.5 million of which was paid in the form of our Series B convertible preferred stock. We are also required to pay additional milestone payments of up to $20.0 million in the aggregate upon the first achievement of specified threshold levels of annual net sales of certain aminoglycoside products in a calendar year. The license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of all licensed products, including, if applicable, ZEMDRI.

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

Thermo Fisher Collaborative Development and Commercialization Agreement

In April 2016, we entered into a collaborative development and commercialization agreement (the “Assay Agreement”) with Microgenics Corporation (“Thermo Fisher”), a wholly owned subsidiary of Thermo Fisher Scientific Inc. Under the Assay Agreement, Thermo Fisher is commercializing an in vitro assay to measure levels of plazomicin in serum and plasma to guide and monitor dosing regimens so that exposures fall within the desired range. In November 2018, Thermo Fisher received FDA clearance for its do novo submission of the Thermo Scientific QMS Plazomicin Immunoassay. The assay developed under the Assay Agreement provides TDM to certain patients receiving plazomicin. Thermo Fisher is responsible for the research, development, manufacture and sale of the assay. Depending on the commercialization strategy for the assay, we are required to pay Thermo Fisher up to an aggregate amount of approximately $7.0 million in milestone payments for the achievement of certain development, manufacturing and regulatory milestones. To date, we have incurred $4.3 million in such milestone payments, recorded as research and development expense. Intellectual property rights relating solely to the assay developed under the Assay Agreement are owned by Thermo Fisher and intellectual property rights relating solely to plazomicin are owned by us. In addition, each party retains ownership of certain background intellectual property and improvements thereto.

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

The term of the Assay Agreement continues until we cease development and commercialization of plazomicin. Either we or Thermo Fisher may terminate the Assay Agreement for the other party’s uncured material breach or bankruptcy (or similar event), and we may terminate without cause upon sixty days’ written notice to Thermo Fisher. If we terminate the Assay Agreement without cause or Thermo Fisher terminates the Assay Agreement for cause prior to the payment of all milestone payments, we must pay to Thermo Fisher a sum equal to the amount that would have been due if the next applicable milestone had been achieved, provided that no payment will be due if we terminate the agreement at will in connection with the failure to obtain or maintain regulatory approval for ZEMDRI. If, within two years following the termination of the Assay Agreement by us at will or by Thermo Fisher for cause, we decide to develop and commercialize ZEMDRI, subject to certain conditions and limitations, we and Thermo Fisher are required to use good faith efforts to negotiate an agreement for the continued development, manufacture, supply and sale of the assay by Thermo Fisher on commercially reasonable terms, but we would have no duty to enter into any new agreement with Thermo Fisher and we would not be prohibited from negotiating or entering into an agreement with a third party for the development, manufacture, supply or sale of any assay.

Competition

The pharmaceutical industry is very competitive and subject to rapid and significant innovation. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies, universities, and other research institutions. Many of our competitors have greater financial resources, as well as larger research and development staff and more experienced marketing and manufacturing organizations. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are superior to, or more effectively marketed than, ZEMDRI or any other drug candidate that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

The competition in the antibiotics market is intense. Our clinical development program supports ZEMDRI’s differentiated profile from both approved and development-stage antibacterials by focusing on the treatment of serious bacterial infections due to MDR Enterobacteriaceae in patients with limited or no alternative treatment options, including patients with cUTI or AP. ZEMDRI will face competition from commercially available antibiotics such as Avycaz™ (ceftazidime-avibactam), which is marketed in the United States by Allergan plc and marketed by Pfizer outside the United States, VabomereTM (meropenem/vaborbactam), which is marketed by Melinta Therapeutics, ZerbaxaTM (ceftolozane/tazobactam) which is marketed by Merck, meropenem marketed by Pfizer as Merrem®, ertapenem which is marketed by Merck at EnvanzTM, XeravaTM (eravacycline), which is marketed by Tetraphase Pharmaceuticals, Inc., other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B).

There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Merck & Co., Inc. is developing imipenem/relebactam for certain life-threatening infections caused by MDR strains, including infections due to metallo-beta-lactamase producing gram-negative pathogens. Nabriva Therapeutics plc is developing Contepo™ (intravenous fosfomycin) for cUTI. Shionogi is developing cefiderocol for carbapenem-resistant gram-negative pathogens. Allergan plc and Pfizer Inc. are developing aztreonam/avibactam for infections caused by MDR strains. Iterum is developing sulopenem for uUTI and cUTI and Spero Therapeutics is developing tebipenem for cUTI. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

We believe that ZEMDRI would compete effectively against both marketed and known pipeline competitors based on the following:

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

•	Improved efficacy, overall mortality and safety of ZEMDRI versus colistin in patients with serious bacterial infections due to CRE, based on results observed in the CARE study;

•	Potential to individualize patient dosing using an in vitro drug-monitoring assay to optimize efficacy and safety of ZEMDRI therapy in BSI or pneumonia;
•	Potential for more convenient administration as a once-daily, 30-minute IV therapy compared to other IV antibiotics administered multiple times per day with infusion times up to two hours; and
•	Potential to reduce the healthcare costs associated with the treatment of such infections.

If we are unable to demonstrate these or other advantages of ZEMDRI over competing drugs and drug candidates or have sufficient funds or infrastructure to effectively invest in commercialization, we may not be able to successfully commercialize ZEMDRI and our results of operations may suffer. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make ZEMDRI or any other product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or regulatory approval or discovering, developing and commercializing antibiotics before we do.

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

Plazomicin (ZEMDRI)

The patent portfolio for plazomicin is based upon an Achaogen-owned patent family that includes patents and patent applications directed to plazomicin and structural analogs thereof, pharmaceutical compositions containing plazomicin or analogs thereof, and methods of using plazomicin or analogs thereof in the treatment of bacterial infections. As of January 31, 2019, this patent family included four U.S. patents (U.S. Patent No. 8,383,596, issued February 26, 2013; U.S. Patent No. 8,822,424, issued September 2, 2014; U.S. Patent No 9,266,919, issued February 23, 2016; and, U.S. Patent No. 9,688,711, issued June 27, 2017 which we refer to herein as the ‘596, ‘424, ‘919 and ‘711 patents, respectively), and corresponding foreign patents and patent applications. As of January 31, 2019, we had corresponding granted patent or patents in Australia, Brazil, Canada, China, Eurasia (with country-specific validations), Europe (with country-specific validations), Hong Kong (via Europe), India, Israel, Japan, Korea, Mexico and Taiwan. In addition, as of January 31, 2019, we had corresponding patent applications pending in Brazil, Europe, and the US. We expect any U.S. and foreign patents in this patent family to expire in November 2028, excluding any available extensions or adjustments.  Note, the U.S. Patent and Trademark Office (“USPTO”) has determined that the ‘596 patent is entitled to 923 days of patent term adjustment.

ZEMDRI (plazomicin) achieved U.S. regulatory approval in June 2018, therefore the term of a US patent could be extended up to the lesser of (i) up to five additional years or (ii) no more than fourteen years from plazomicin’s approval date, under the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, also referred to as the Hatch-Waxman Act. Applications for Patent Term Extension have been filed with the USPTO for the ‘596 and ‘424 patents. Plazomicin could also qualify for pediatric exclusivity, which can be obtained during the approval process or after approval, and effectively delays the approval of a generic application until six months after the expiration of any patent or other exclusivity that would otherwise delay approval, thus providing an additional six months without generic competition. In order to qualify for pediatric exclusivity, the FDA must make a written request for pediatric studies, the application holder must agree to the request and complete the studies within the required timeframe, and the studies must be accepted by the FDA based on a determination that the studies fairly respond to the request.

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

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. In 2008, we submitted our first IND to the FDA for ZEMDRI.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. Favorable results in a trial do not necessarily predict the results of subsequent trials:

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast-track designation, accelerated approval, priority review, and breakthrough therapy designation that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

Moreover, under the provisions of the FDASIA, passed in July 2012, a sponsor can request breakthrough therapy designation (“BTD”) for a product candidate. BTD can be granted for a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Product candidates designated as breakthrough therapies are also eligible for the other expedited review and approval programs, including accelerated approval, priority review, and fast-track designation. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Moreover, qualification for one or more of these programs does not ensure that approval will ultimately be granted.

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

Hatch-Waxman Exclusivity

Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. We believe that our product candidate ZEMDRI is a new chemical entity. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. For drug products that contain an “antibiotic” ingredient approved prior to November 21, 1997, the statute imposes certain limitations on the award of five-year non-patent exclusivity. However, we do not believe these limitations would apply to any of our investigational antibiotics.

Qualified Infectious Disease Product Exclusivity

Under the GAIN Act provisions of FDASIA, which was signed into law in July 2012, the FDA may designate a product as a “qualified infectious disease product” (“QIDP”). In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request such designation before submitting a marketing application. FDA granted QIDP designation for ZEMDRI for the treatment of hospital-acquired bacterial pneumonia, ventilator-associated pneumonia, complicated intra-abdominal infections, complicated urinary tract infections, and catheter-related BSI on December 14, 2014. FDA also granted QIDP designation to C-Scape in January 2017.

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

Regulation of In Vitro Diagnostic Assays

In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Diagnostic tests are classified as medical devices under the FDCA. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket clearance, also called 510(k) clearance, and approval of a premarket approval application (“PMA”). The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risk are categorized as either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) pre-market notification requesting clearance of the device for commercial distribution in the United States, unless an exemption applies. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k)-cleared device are categorized as Class III, requiring a PMA.

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

To obtain FDA approval of a medical device, the  applicant must submit a PMA application that must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures.

In December 2018, our development partner Microgenics Corporation (a part of Thermo Fisher Scientific Inc.) (“Thermo Fisher”) received clearance under the 510(k) pathway for an in vitro assay for plazomicin and has begun commercializing the device in the United States.

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

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-covered, uses. In addition, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance with such beneficiary inducement provision of the federal Civil Monetary Penalties Law can result in civil money penalties for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.

Federal and state government price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs. Such reported prices may be used in the calculation of reimbursement and/or discounts on marketed products. Participation in these programs and compliance with the applicable requirements subject manufacturers to potentially significant discounts on products, increased infrastructure costs, and potentially limit the ability to offer certain marketplace discounts.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by Health Care and

Education Reconciliation Act (collectively, the “ACA”), signed into law on March 2010, created federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals. Applicable manufacturers are also required to report annually to the government certain ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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

To the extent that ZEMDRI and any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, data privacy laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

Coverage and Reimbursement

ZEMDRI is being utilized within the hospital environment and therefore, when treating patients in the inpatient setting they will be reimbursed under a prospective payment system, or a predetermined payment amount that is based on the diagnosis related groups (“DRGs”) for Medicare patients and under a bundled payment for commercially insured patients. These payment amounts differ by the type of diagnosis, procedures performed and the severity of the patient’s condition, among other things. Typically, the cost of treatment for hospital acquired infections, for which ZEMDRI would be used, is included in the DRG or bundled payment and not eligible for any separate payment. For catastrophic cases where costs greatly exceed the bundled payment amount, the hospital may be eligible for an outlier payment that is intended to cover part of the expense above the standard payment.

In August 2018, the Centers for Medicare & Medicaid Services (CMS) approved a new technology add-on payment (NTAP) for ZEMDRI when administered to Medicare beneficiaries in the hospital inpatient setting. Commencing on October 1, 2018, and continuing for a period of two to three years, the Medicare program will provide hospitals with a payment, in addition to the standard-of-care DRG reimbursement, of up to 50% of the cost of ZEMDRI not to exceed $2,722.50 for a patient treated with ZEMDRI. Cases involving ZEMDRI that are eligible for NTAP will be identified by unique ICD–10–PCS procedure codes.

ZEMDRI is also being utilized in the outpatient setting.  Patients treated in the outpatient setting are reimbursed using different payment methodologies based on the site of care where infusions take place.  For Medicare patients treated in hospital outpatient departments, or HOPDs, ZEMDRI obtained transitional pass through payment status and is billed using a HCPCS Code, C9039, effective January 1, 2019.  Similar to NTAP but applicable to the HOPD setting, transitional pass-through payment status enables hospitals to receive separate payment for the drug for a period of two to three years. Achaogen participates in the 340B program for eligible not-for-profit HOPDs and has a discounted price for ZEMDRI when provided to eligible outpatients of these facilities, which we believe helps to enable hospitals to transition these patients from acute care to the outpatient setting.  When used in a physician office infusion center, we believe centers generally use HCPCS Code, J3490, which is an unclassified drug code, for ZEMDRI for 2019.  We have applied to establish a permanent HCPCS code specific to

ZEMDRI and expect to receive a decision from CMS on that application in 2019.  Treatments provided to home infusion patients may be covered using a HCPCS code, S9500, for 24-hour antibiotic infusions and billed separately for ZEMDRI using the same J3490 code.  Medicare does not cover the home infusion of antibiotics but will cover ZEMDRI under the Medicare Part D prescription drug plan.  Part D plans only cover a portion of the cost of the medication; the patient is typically responsible for a per diem charge for nursing and supplies, as well as any applicable cost-sharing amounts.  ZEMDRI is also covered by state Medicaid plans for home infusion and other outpatient settings. Achaogen has a VA Federal Supply Schedule (FSS) agreement through which we agree to sell ZEMDRI for the treatment of veterans in various sites of care, including acute care hospitals as well as alternative sites.

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

In addition, IVD assays or related diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for our pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to such diagnostics.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies.

Since taking office, the current administration has continued to support the repeal of all or portions of the ACA and we expect that the administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA.  There is also a considerable amount of uncertainty as to the prospective implementation of the ACA and what similar measures or other changes might be enacted at the federal and/or state level. For example, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017.  While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the law. While there may be significant changes to the healthcare environment in the future, the specific changes, their timing and their potential impact on us are not yet apparent. As a result, there is considerable uncertainty surrounding the ACA including coverage and reimbursement, the exchanges, and many core aspects of the current healthcare marketplace.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA to reduce healthcare expenditures, including aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2027 unless additional action is taken by Congress, and reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, and this will remain a prominent political issue. We anticipate continued focus, Congressional inquiries and proposed and enacted legislation designed to, among other things, reform government program reimbursement methodologies and reduce Medicaid and other healthcare funding.

Manufacturing

We currently contract with third parties for the manufacturing and testing of our product candidates and our commercial product and intend to do so in the future.  We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We currently have no plans to build or own clinical or commercial scale manufacturing capabilities.  The use of contracted manufacturing and reliance on collaboration partners is relatively capital-efficient and has eliminated the need for our direct investment in manufacturing facilities and additional staff. Although we rely on contract manufacturers, we have personnel with extensive manufacturing and quality experience to oversee our contract manufacturers.

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

We currently rely on a limited number of third parties for our required raw materials, drug substance, and finished drug product for our preclinical research, clinical trials and commercial production.  For ZEMDRI, we source raw materials from various commercial suppliers, primarily located in Europe and the People’s Republic of China, including the aminoglycoside precursor sisomicin. Our drug substance has been manufactured by Hovione Limited (“Hovione”) and we have entered into a long-term agreement with Hovione for commercial production of ZEMDRI. The drug product is manufactured by Pfizer CentreOne (formerly Hospira) and we have entered into a long-term agreement with Pfizer CentreOne for commercial production of ZEMDRI.

Plazomicin

Process. ZEMDRI is an organic compound of low molecular weight, commonly referred to as a small molecule. ZEMDRI is also considered a semi-synthetic molecule since it is derived from a primary starting material that is a natural product, sisomicin, produced by microbial fermentation. ZEMDRI sulfate is prepared in four process stages (seven chemical steps) from sisomicin, with a final purification by ion-exchange chromatography and isolation by spray-drying of the amorphous sulfate salt from aqueous solution.  We believe that our use of a synthetic process will enable us to have a cost of manufacturing for ZEMDRI that is similar to other modern small molecule antibiotics.

Bulk Drug Substance. In March 2017, we entered into a commercial validation and manufacturing agreement (the “Commercial Manufacturing Agreement”) with Hovione, an Ireland-based company with facilities in Portugal and Ireland.  Under the Commercial Manufacturing Agreement, Hovione agreed to carry out our validation program to validate and scale up our technology to manufacture the active pharmaceutical ingredient of ZEMDRI (the “Product”). The validation program was successfully completed. The Commercial Manufacturing Agreement also includes the manufacturing of commercial quantities of the Product on a commercial scale at Hovione’s facilities. The Commercial Manufacturing Agreement has an initial term of seven years after the first delivery of the Product.

Pursuant to the Commercial Manufacturing Agreement, once ZEMDRI is approved by the FDA, we have minimum quantity and minimum annual purchase commitments from Hovione depending on our requirements and the period of time following approval by the FDA. For the first three years following approval of ZEMDRI by the FDA, we are required to purchase at least 80% of its required quantity of Product from Hovione. Following the initial three years after FDA approval, we are required to purchase between 40% and 66% of its required quantity from Hovione, depending on the amounts required during any such fiscal year. Contingent upon FDA’s approval of ZEMDRI, we have minimum annual purchase commitments from Hovione, beginning in 2020 through 2024. Beyond the minimum purchase obligation contained in the Manufacturing Agreement, we may use other suppliers and Hovione is obligated to cooperate with us in such efforts, including by performing certain technology transfers. The Commercial Manufacturing Agreement may be early terminated by either party for the other party’s uncured material breach or insolvency of which termination fees related to the minimum annual commitments may apply.

Drug Product. We have employed the services of Pfizer CentreOne to produce our ZEMDRI IV drug product. In August 2015, we entered into a development and supply agreement with Hospira, which was amended in September 2015 to include the Pfizer CentreOne Group of Pfizer, whereby Pfizer CentreOne assists us in the development and commercialization of ZEMDRI for IV administration. We purchase our requirement of such product for commercial sale in the U.S., Canada and the EU (the “Territory”) from Pfizer CentreOne.

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

Customer Concentration and Geographic Information

For the years ended December 31, 2018, 2017, and 2016 all of our revenue has been generated from product revenue related to sales of ZEMDRI and funding pursuant to U.S. government contracts and a non-profit foundation grant. All trade and contract receivable relate to funding from the U.S. government and product revenue. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

All of our revenues for the years ended December 31, 2018 and 2017 were earned in the United States. All of our long-lived assets are located in the United States.

Employees

As of April 1, 2019, we had 42 full-time employees. None of our employees is represented by a labor union and we consider our employee relations to be good.

Additional Information

We view our operations and measure our business as one reportable segment operating primarily in the United States. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

We were incorporated in Delaware in June 2002 and commenced operations in 2004. We completed our initial public offering of our common stock in March 2014. Our mailing address and executive offices are located at 1 Tower Place, Suite 400, South San Francisco, CA 94080 and our telephone number at that address is (650) 800-3636. We maintain an Internet website at the following address: www.achaogen.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the SEC.

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

Item 1A. Risk Factors.

Risks Related to Our Business and Capital Requirements

We need substantial additional funding to fund our operations, and we cannot continue as a going concern if we are unable to obtain additional funding. Without substantial additional funding, we could be forced to delay, reduce or terminate the commercialization of ZEMDRI, our efforts to obtain regulatory approval for plazomicin from the European Medicines Agency (“EMA”), the development of C-Scape and other operations, payment of obligations in the normal course and we could be forced to default under our loan and security agreement dated February 26, 2018 (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) or seek protection under the U.S. Bankruptcy Code.

Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. We expect to incur substantial expenses as we continue to advance our commercialization efforts for our sole approved product, ZEMDRI, seek regulatory approval for plazomicin outside the United States and continue the development of C-Scape. The commercialization of ZEMDRI has involved and will continue to involve the incurrence of significant sales, marketing, manufacturing and supply expenses. We have had difficulty raising sufficient funds to advance our commercialization of ZEMDRI in the way we intended and our revenues from sales of ZEMDRI to date have been very limited. For the fiscal year ended December 31, 2018, we recognized $0.8 million in net product revenues from sales of ZEMDRI.

On February 28, 2019, we commenced a restructuring of our organization to conserve our cash resources. The majority of the roles eliminated in the restructuring are field-based sales and medical scientist positions.

As of December 31, 2018, we had negative working capital of $17.2 million and unrestricted cash, cash equivalents and short-term investments of $31.0 million. Based on our available cash resources, which excludes restricted cash (including the $25.0 million of restricted cash collateralized in connection with the SVB Loan Agreement), and we believe we have sufficient cash resources to support current planned operations into June 2019.  This condition results in the assessment that there is substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to us, on a timely basis or at all. If we raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders. If additional financing is accomplished by the issuance of additional debt, the service cost, or interest will reduce net income or increase net loss, and we may also be required to issue shares of common stock or warrants to purchase shares of common stock in connection with issuing such debt. If we are unable to raise additional funding, a further reduction in the scope of our operations may become necessary and we may need to file for protection under the U.S. Bankruptcy code. Our ability to obtain debt financing may be limited by covenants we have made under the SVB Loan Agreement (such as our covenant not to incur indebtedness other than certain specified and limited forms of indebtedness) and our pledge to SVB of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of SVB with respect to our intellectual property under the SVB Loan Agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would adversely affect our business, results of operations, and financial condition and may cause us to seek protection under the U.S. Bankruptcy code. The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from ZEMDRI;
•	the size, timing and type of the nonclinical and clinical studies, including post-marketing commitments, that we decide to pursue in the development of ZEMDRI and C-Scape;
•	our ability to identify and consummate a strategic transaction for the Company and the timing and nature of any strategic transactions that we undertake (if any);

•

the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals for C-Scape and other product candidates, and for seeking and obtaining regulatory approvals outside the United States for plazomicin;

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

If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate the commercialization of ZEMDRI, our efforts to obtain regulatory approval for plazomicin from the EMA, the development of C-Scape and other operations and could be forced to default under the SVB Loan Agreement or file for relief under the provisions of the U.S. Bankruptcy Code. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves or on terms that are less favorable that we might otherwise obtain.

Our recurring losses from operations and negative cash flows and our difficulty in raising additional capital have raised substantial doubt regarding our ability to continue as a going concern.

We may not be able to continue as a going concern for multiple reasons, many of which are not in our control. Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. Based on our available cash resources, which excludes restricted cash (including the $25.0 million of restricted cash collateralized in connection with the SVB Loan Agreement), we believe we have sufficient cash to support current planned operations into June 2019. Accordingly, our ability to continue as a going concern will require us to obtain substantial additional financing to fund our operations or significantly curtail our operations to conserve our capital resources. Further, the perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations, or necessitate that we obtain financing on terms that are more favorable to investors, and could result in the loss of confidence by investors, suppliers and employees.

Our activities to evaluate and pursue strategic alternatives may not be successful.

On November 5, 2018, we announced the beginning of a review of strategic alternatives to maximize stockholder value, including but not limited to the potential sale or merger of us or our assets. We have devoted significant time and resources to identifying and evaluating potential strategic alternatives, and the strategic review process continues alongside our continued focus on other corporate initiatives. We may be unable to identify strategic alternatives to maximize stockholder value, and even if we enter into a binding agreement, there is no guarantee that the transactions will be consummated due to regulatory or other obstacles, and even if executed and consummated, such strategic alternatives may not enhance stockholder value or our financial position.

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

Accordingly, although there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks, and could have a material adverse effect on our business, financial condition and prospects. In addition, any such strategic transaction may result in substantial dilution to existing stockholders and may not result in consideration to the Company or its stockholders in an amount that enhances stockholder value.  If we are unable to complete a strategic transaction of the nature described above, we could experience a reduction in stock price and we may be unable to obtain additional financing, which could result in a slowdown of our operations, further reductions in force, or other restructuring or bankruptcy protection efforts.

If we file to reorganize under the U.S. Bankruptcy Code, our future operations are uncertain and the reorganization could result in a substantial decrease in the value of our common stock, or no value at all.

We have had limited capital resources in the past year and have explored whether filing for bankruptcy protection is in the best interest of the Company and its stakeholders. If we file a voluntary petition for relief under the U.S. Bankruptcy Code, such a filing could lead to significant adverse effects on the Company’s liquidity, results of operations, business prospects, or abilities to operate. We cannot assure that the outcome of a bankruptcy proceeding would be favorable to us or our stockholders. Risks associated with such a filing could include the following:

•	the inability to maintain sufficient liquidity throughout a filing;
•	increased costs and expenses related to a bankruptcy filing;
•	the ability to manage contracts that are critical for operations, and to obtain and maintain appropriate terms with customers, suppliers and service providers;
•	the ability to develop, confirm and consummate a plan of reorganization;
•

the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a trustee, or to convert a proceeding under Chapter 11 of the U.S. Bankruptcy Code to a proceeding under Chapter 7 of the U.S. Bankruptcy Code;

•	the ability of the Company to continue as a going concern; and

•	the ability of the Company to obtain bankruptcy court approval with respect to motions and legal proceedings in general.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with bankruptcy proceedings could adversely affect our relationships with our suppliers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business, which would then limit our ability to respond timely to certain events or take advantage of certain opportunities. Additionally, if we do not raise additional capital before the end of the second quarter of 2019, we believe we likely will need to file to sell our assets or reorganize under the United States Bankruptcy Code, rendering our future operations uncertain and filing for bankruptcy protection could result in a substantial decrease in the value of our common stock, or no value at all.

If we default under the SVB Loan Agreement, we could be required to repay the outstanding indebtedness and SVB could exercise its rights to take possession of our cash and substantially all of our property as collateral. SVB could also encourage us or seek to require us to file for bankruptcy protection.

As of December 31, 2018, we had $49.8 million of indebtedness outstanding under the SVB Loan Agreement, and no borrowings remain available under the SVB Loan Agreement. In December 2018, SVB collateralized $25.0 million of the borrowed funds meaning that these funds are restricted and no longer available for our use until our cash on deposit at SVB exceeds the ‘Minimum Account Threshold’ for thirty consecutive days, which is the greater of (a) $48.0 million and (b) the ‘Monthly Cash Burn’ which as defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB.

An event of default will occur under the SVB Loan Agreement if, among other things, we fail to make payments, we breach any of our covenants, subject to specified cure periods with respect to certain breaches, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due, we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us or SVB determines that a ‘material adverse change’ has occurred. The SVB Loan Agreement defines a ‘material adverse change’ as a material (a) impairment in the perfection or priority of SVB’s lien in its collateral or the value of its collateral, (b) adverse change in our business, operations, or condition (financial or otherwise) or (c) impairment of the prospect of our repayment to SVB of any portion of our obligations under the SVB Loan Agreement.

Upon the occurrence and for the duration of an event of default, including a determination by SVB that a ‘material adverse change’ has occurred, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the SVB Loan Agreement. In addition, we may be required to repay the outstanding indebtedness if an event of default occurs under the SVB Loan Agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, reduce or terminate the commercialization of ZEMDRI, our efforts to obtain regulatory approval for plazomicin from the EMA, the development of C-Scape and other operations and could be forced to file for relief under the U.S. Bankruptcy Code. SVB could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes our cash held in our bank accounts with SVB and substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations would be materially adversely affected as a result of any of these events.

Our operating activities are restricted as a result of covenants in the SVB Loan Agreement.

The SVB Loan Agreement subjects us to various customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

We have a limited operating history, have incurred net losses in each year since our inception and anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to reduce our losses and achieve profitability, the market value of our common stock will likely decline.

We are a commercial-stage biopharmaceutical company with a limited operating history. We generated revenue from the sale of products for the first time in the third quarter of 2018 and have incurred losses in each year since we commenced operations in 2004. Our sole product approved for sale, ZEMDRI, has only recently been commercialized. In the years ended December 31, 2018 and 2017, we derived all of our revenue from sales of ZEMDRI and from non-profit foundation and government contracts for research and development. We may seek continued revenue from non-profit foundations and government contracts for research and development and additional sources of public health funding. Revenues from such contracts and other sources can be uncertain because milestones or other contingent payments under them may not be achieved or received. In addition, we may not be able to enter into other contracts that will generate significant cash. Our net losses for the years ended December 31, 2018 and 2017 were $186.5 million and $125.6 million, respectively. As of December 31, 2018, we had an accumulated deficit of $559.4 million.

We expect to continue incurring significant expenses and increasing operating losses for the foreseeable future as we continue to advance our commercialization efforts for our sole approved product, ZEMDRI, seek marketing approvals for plazomicin from the EMA, build commercial supply and conduct commercialization activities for ZEMDRI in the United States, and continue the development of C-Scape. Our expenses will also increase substantially if and as we:

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

If the commercialization of ZEMDRI is unsuccessful, or if our product candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or when, if ever, we will become profitable.

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

In addition, we are seeking, but have not yet received, FDA approval for, an indication for ZEMDRI to treat bloodstream infections (“BSI”).  In December 2018, we filed a Formal Dispute Resolution Request with the FDA regarding the indication for plazomicin for the treatment of BSI for which the FDA issued a Complete Response Letter in June 2018.  The failure to obtain approval for the BSI indication for ZEMDRI may adversely impact the commercial uptake of ZEMDRI by healthcare professionals. For the fiscal year ended December 31, 2018, we recognized $0.8 million in net product revenue from sales of ZEMDRI.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes that may lead to delayed timelines and increased cost, and may prevent us from being able to complete clinical trials.

Clinical testing is expensive, can take many years to complete, and its outcome and timeline are inherently uncertain. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

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

Failure to ensure that a plazomicin IVD assay or related diagnostic is generally available could harm our commercialization strategy for ZEMDRI.

An important element of our commercialization strategy for ZEMDRI is the availability of IVD assays or related diagnostics to support the Therapeutic Drug Management (“TDM”) of certain patients dosed with ZEMDRI. The plazomicin IVD assay is intended to measure levels of plazomicin in the blood so such patients can receive safe and efficacious doses of ZEMDRI. There are currently two assays for plazomicin that are commercially available. Even once assays are commercially available, there are regulatory bases for them to be withdrawn or limited in use.

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

We may pursue clinical trials and, if successful, seek FDA approval through the 505(b)(2) regulatory pathway for our product candidate, C-Scape, which is a combination of two previously FDA-approved drugs. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, (the “FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the FDA does not allow us to pursue the 505(b)(2) regulatory pathway for C-Scape as anticipated, we may need to conduct additional clinical trials beyond our current expectations, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for C-Scape would likely substantially increase. Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than C-Scape, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for C-Scape, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate. In addition, it is possible competitors or others will file citizens’ petitions with the FDA in an attempt to persuade the FDA that C-Scape, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors or others could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

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

In June 2018, we obtained approval from the FDA for the treatment of cUTI, including pyelonephritis, with ZEMDRI. We submitted a Marketing Authorization Application to the EMA in October of 2018. We cannot be certain that ZEMDRI will receive regulatory approval from the EMA and any other foreign regulatory authorities in a timely manner, or at all. Even if we successfully obtain regulatory approval to market ZEMDRI outside the United States, our revenue from this approval will be dependent, in part, upon our or a commercial partner’s ability to obtain regulatory clearance or approval of an IVD assay or related diagnostic to be used with ZEMDRI outside the United States, as well as upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. Moreover, we cannot be certain that any product candidates other than ZEMDRI, such as C-Scape, will receive regulatory approval from the FDA, EMA and other foreign regulatory authorities in a timely manner, or at all.

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

We have entered into a collaboration with Thermo Fisher for the commercialization of a plazomicin IVD assay. We may be dependent on Thermo Fisher with respect to such manufacturing and supply and with respect to commercialization in the United States and EU. This reduces our control over these activities but would not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards with respect to ZEMDRI.

We or Thermo Fisher may encounter difficulties in developing an assay for commercial application in one or more countries, including issues in relation to regulatory approval, automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such assay. If Thermo Fisher does not perform its contractual duties or obligations, experiences work stoppages, does not meet expected deadlines, terminates its agreements with us or needs to be replaced, or if they otherwise do not meet our expectations for manufacture or commercialization of the assay, we may need to enter into new arrangements with one or more alternative third parties for development, manufacture or commercialization of the assay or an alternative assay. We may not be able to do so on commercially reasonably terms, or within the terms of the commercialization agreement without amending such terms, or at all, which could adversely impact our business and results of operations related to ZEMDRI.

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

There is significant uncertainty related to the third-party payor coverage and reimbursement of newly approved medical products. In addition, there is uncertainty for continued levels of reimbursement for any medical products in consideration of competition, issues concerning the global healthcare infrastructure and other issues that may be beyond our control. The commercial success of ZEMDRI and our future products in both domestic and international markets depends on whether third-party coverage and reimbursement is available and ongoing for such products. Governmental payors, including Medicare and Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to manage their healthcare expenditures by limiting both coverage and the level of reimbursement of new drugs and biologics and, as a result, they may not cover or provide adequate reimbursement for ZEMDRI, our future products or related diagnostics. These payors may not view ZEMDRI or our future products as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our future products to be marketed on a competitive basis.

Third-party payors are exerting increasing influence on decisions regarding the use of, and coverage and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, are challenging the prices charged for medical products and services, and many third-party payors limit or delay coverage and reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated revenue from the sale of ZEMDRI or our product candidates. If we decrease the prices for ZEMDRI or our product candidates or are unable to occasionally increase prices because of competitive pressures or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

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

We rely on third-party contract manufacturing organizations to manufacture and supply ZEMDRI and C-Scape, for us, as well as certain raw materials and other ingredients used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately we may be required to incur significant delays and costs to find new suppliers or manufacturers.

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

In addition, the use of third-party distributors, including with respect to cold-chain logistics for ZEMDRI and an associated IVD assay, involves certain risks, including, but not limited to, risks that distributors or pharmacies will:

•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using ZEMDRI or the IVD assay, or complaints regarding them;
•	not effectively sell or support ZEMDRI or an associated IVD assay with sufficient cold storage;
•	reduce their efforts or discontinue to sell or support ZEMDRI or the IVD assay;
•	not devote the resources necessary to sell ZEMDRI or the IVD assay in the volumes and within the time frames that we expect;
•	fail to comply with applicable laws and regulatory requirements;
•	be unable to satisfy financial obligations to us or others; or
•	cease operations.

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

There are a variety of available therapies marketed for the treatment of MDR infections that we would expect could compete with ZEMDRI, including but not limited to Avycaz® (ceftazadime/avibactam), which is marketed by Allergan plc in the United States and marketed by Pfizer outside the United States, VabomereTM (meropenem/vaborbactam), which is marketed by Melinta Therapeutics, ZerbaxaTM (ceftolozane/tazobactam) which is marketed by Merck, meropenem marketed by Pfizer as Merrem®, ertapenem which is marketed by Merck at EnvanzTM, XeravaTM (eravacycline), which is marketed by Tetraphase Pharmaceuticals, Inc., other aminoglycosides that are generically available (such as gentamicin, amikacin, tobramycin), and polymixins that are generically available (colistin and polymixin B). Many of the available therapies are well-established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products.

There are also a number of products in late-stage clinical development by third parties to treat MDR gram-negative infections. Merck & Co., Inc. is developing imipenem/relebactam for certain life-threatening infections caused by MDR strains, including infections due to metallo-beta-lactamase producing gram-negative pathogens. Nabriva Therapeutics plc is developing Contepo™ (intravenous fosfomycin) for cUTI. Shionogi is developing cefiderocol for carbapenem-resistant gram-negative pathogens. Allergan plc and Pfizer Inc. are developing aztreonam/avibactam for infections caused by MDR strains. Iterum is developing sulopenem for uUTI and cUTI and Spero Therapeutics is developing tebipenem for cUTI. We may also eventually face competition from products in earlier development stage. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

We may also attempt to form collaborations in the future with respect to ZEMDRI and our technology and product candidates, but we may not be able to do so, which may cause us to alter our development and commercialization plans.

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

Any delays in identifying suitable collaborators and entering into agreements to develop or commercialize our products or product candidates could negatively impact the development or commercialization of our products or product candidates in geographic regions where we do not have development and commercialization infrastructure. Absent a collaboration partner for the commercialization of ZEMDRI or for our product candidates, we would need to undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to do so, we may not be able to develop our products or product candidates or bring them to market within or outside of the United States in a timely manner or at all and our business may be materially and adversely affected.

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

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area. We are highly dependent on the principal members of our management and scientific staff, particularly our executive team. If we are not able to retain our executive team or are not able to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow. Although we have executed employment agreements with each member of our current executive management team, we may not be able to retain their services as expected. In addition to the competition for personnel, the San Francisco Bay Area in particular is characterized by a high cost of living. We may be required to expend significant financial resources in our employee recruitment and retention efforts, particularly if we file for bankruptcy protection.

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

Our ability to attract, retain and motivate necessary personnel may further be challenged by our recent corporate restructurings. These restructurings may make future potential executives and employees wary to accept roles with us.

If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our recent corporate restructurings and any similar changes in the future may serve as a significant distraction for our management and employees and may negatively affect our product revenues from ZEMDRI.

We have conducted three significant corporate restructurings since July 2018, including one which commenced on February 28, 2019, which each resulted in the elimination of a significant amount of our workforce. In addition, we may file a voluntary petition for relief under the U.S. Bankruptcy Code, which may result in further restructurings. Such changes, or any other future changes in our executive leadership or in our workforce generally, may disrupt our operations as we assimilate new leadership and potential differing perspectives on our strategic direction and as we adjust to the reallocation of responsibilities among our workforce. If transitions in executive leadership, our workforce or corporate structure are not smooth, the resulting disruption could negatively affect our operations and employees’ morale and could impede our ability to attract and retain personnel and execute our strategic plan. In addition, the corporate restructuring and similar changes in the future could lead to legal claims which may be time consuming and expensive to manage.  If such costs are substantial, this could significantly harm our financial condition and results of operations. Moreover, the corporate restructurings may negatively affect our product revenues from ZEMDRI as a result of reductions in the number of our employees focused on commercialization of ZEMDRI.

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

Prior to our initial public offering (“IPO”) in March 2014, we had not been subject to the reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”), or the other rules and regulations of the Securities and Exchange Commission (the “SEC”) or any securities exchange relating to public companies. We continue to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Expenses associated with being a public company are material. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

In addition, certain types of insurance, including directors’ and officers’ liability insurance are more expensive as a public company. Being a public company makes it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we are not able to adequately comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, as occurred in for the quarter ended June 30, 2017, we may not detect errors on a timely basis and our financial statements may be materially misstated. As of December 31, 2018, our management believes our internal controls were effective, and our independent auditors have attested that the operation of our internal controls was effective as of December 31, 2018; however, there can be no assurance that management and our independent auditors will be able to make similar reports in the future.

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

As of December 31, 2018, our management believes our internal controls were effective, and our independent auditors have attested that the operation of our internal controls was effective as of December 31, 2018, however there can be no assurance that management and our independent auditors will be able to make similar reports in the future. We cannot assure that the measures we took in response to this material weakness are sufficient to avoid potential future material weaknesses.

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

Our business is subject to audit by the U.S. government and other potential sources for grant funding, including under our contract with BARDA, and a negative outcome in an audit could adversely affect our business.

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

In June 2018, we announced the receipt of FDA approval for ZEMDRI for adults with cUTI, including pyelonephritis, caused by certain Enterobacteriaceae in patients with limited or no alternative treatment options. In December 2018, we filed a Formal Dispute Resolution Request with the FDA regarding the indication for plazomicin for the treatment of bloodstream infections (BSI), for which the FDA issued a Complete Response Letter in June 2018. In October 2018, we filed a Marketing Authorization Application (MAA) for plazomicin with the European Medicines Agency (EMA) in the fourth quarter of 2018. We recently received the Day 120 questions and we continue to advance the regulatory process with the rapporteurs and the EMA.

Other than the NDA for ZEMDRI and the MAA for plazomicin, we have not submitted an application or obtained marketing approval for ZEMDRI or any product candidate anywhere in the world. An NDA must include extensive preclinical and clinical data and supporting information to establish to the FDA’s satisfaction the product candidate’s safety and efficacy for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•

expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregated reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

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

•

federal civil and criminal false claims laws, including the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

•

federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

•

similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals (including the European Union enacted Regulation (EU) 2016/679 (General Data Protection Regulation)).

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

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal and other related expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance, or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

We may not meet the continued listing standards of The Nasdaq Global Market, which requires a minimum closing bid price of $1.00 per share, which could result in our delisting and negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The Nasdaq Global Market. Nasdaq provides various continued listing requirements that a company must meet in order for its stock to continue trading on The Nasdaq Global Market. Among these requirements is the requirement that the Company’s stock trades at a minimum bid price of $1.00 per share. Our stock price first traded at below $1.00 on February 15, 2019 and has closed at a price less than $1.00 every trading day since that date. If our stock price closes with a bid price below $1.00 per share for 30 consecutive trading days, we would expect to receive a notice from Nasdaq providing us with 180 calendar days to regain compliance with the rule. After this 180 day period is up, if we still do not comply with the minimum $1.00 bid price we may be eligible for an additional 180 day period to regain compliance. However, if we fail to comply with the minimum stock price of $1.00 per share or any other continued listing standards of Nasdaq, including maintaining a minimum market value of listed securities of $35 million, or alternative standards under Nasdaq Listing Rules 5550(b)(1) and 5550(b)(3), our common stock may be delisted. If that were to occur, our stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

We are currently considering actions that we may take in order to regain compliance with continued listing requirements. For example, in order to regain compliance with Nasdaq’s minimum bid price requirement, we may seek stockholder approval of a reverse stock split at our 2019 annual meeting of the stockholders, although there can be no assurance that stockholder approval will be obtained or that the reverse stock split will cure the issue. Also, the announcement and/or implementation of a reverse stock split could significantly negatively affect the price of our common stock.

Alternatively, the Company may apply to transfer the listing of its common shares to the Nasdaq Capital Market if it satisfies all criteria for initial listing on the Nasdaq Capital Market, other than compliance with the minimum bid price requirement. If such application to the Nasdaq Capital Market is approved, then the Company may be eligible for an additional 180 day period to regain compliance with the minimum bid price requirement. If our common stock is not eligible for quotation on another exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as Pink Quote (formerly known as the Pink Sheets) or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our principal stockholders, including management, may continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Raising additional funds by issuing securities or through licensing or lending arrangements may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we continue to raise additional capital by issuing equity securities, the share ownership of existing stockholders will continue to be diluted.  For example, on February 27, 2018, we filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, we filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of our common stock in “at the market” (“ATM”) offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”). During the fiscal year ended December 31, 2018, we sold 3,089,358 shares of common stock under the 2018 Sales Agreement, at a weighted-average price of approximately $2.46 per share for aggregate gross proceeds of $7.6 million and net proceeds of $7.4 million. We have not sold any additional shares of common stock under the 2018 Sales Agreement since December 2018.

Moreover, on February 20, 2019, we announced the completion of an underwritten public offering of 15,000,000 shares of our common stock and accompanying short-term warrants to purchase up to 15,000,000 shares of our common stock and long-term warrants to purchase up to 15,000,000 shares of our common stock.  To the extent these warrants are exercised, the share ownership of existing stockholders may experience significant additional dilution.

Any future debt financing may involve covenants that restrict our operations, including, among other restrictions, limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we raise additional funds through licensing arrangements, it may be necessary to grant potentially valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, including pursuant to the 2018 Shelf Registration Statement or the 2018 Sales Agreement, or the exercise of outstanding warrants to purchase shares of common stock, the issuance of these securities could result in further dilution to our stockholders or result in downward pressure on the price of our common stock.

Future sales by our existing holders of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options or warrants sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. In the first quarter of 2019, our largest shareholder has publicly disclosed repeated sales of our common stock and continued sales could impact our stock price. The perception in the market that any such sales may occur could also cause the trading price of our common stock to decline. As of March 25, 2019, we have outstanding a total of 63,879,995 shares of common stock. Other than any shares held by our directors, officers and certain existing investors, all of these are currently freely tradable.

In addition, based on the number of shares subject to outstanding awards under our Amended and Restated 2003 Stock Plan (our “2003 Plan”) or subject to outstanding awards or available for issuance under our 2014 Equity Incentive Award Plan (our “2014 Plan”), our 2014 Employment Commencement Incentive Plan (our “Inducement Plan”) and our 2014 Employee Stock Purchase Plan (our “ESPP”), in each case, as of March 25, 2019, 9,381,072 shares of common stock that are either subject to outstanding awards, outstanding but subject to vesting, or reserved for future issuance under our 2003 Plan, 2014 Plan, Inducement Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We have filed registration statements permitting shares of common stock issued in the future pursuant to the 2003 Plan, 2014 Plan, Inducement Plan or ESPP to be freely resold by plan participants in the public market and, for shares held by directors, executive officers and other affiliates, subject to compliance with Rule 144. The 2014 Plan and ESPP also contain a provision for the annual increase of the number of shares reserved for issuance under such plan, which shares we also intend to register in the future as such annual increases occurs. If the shares we may issue from time to time under the 2003 Plan, 2014 Plan, the Inducement Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

As of March 25, 2019, certain holders of 1,746,461 shares of our common stock and warrants exercisable for 17,514 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In August 2016, we entered into an office lease agreement for our corporate headquarters in South San Francisco, California for 47,118 square feet of office, research and laboratory space. Upon commencement of the new lease in March 2017, we ceased use of our previous corporate headquarter as the Company formerly occupied approximately 16,000 and 6,000 square feet which expired in April 2017 and August 2017, respectively. In July 2017, the Company entered an amendment to lease an additional 51,866 square feet for a total of 98,984 square feet. The Company moved into 18,888 of the additional square feet in August 2017 and into the remaining approximately 33,000 square feet in 2018. The lease term is through January 2028 and contains a five-year extension option.

In November 2018 and January 2019, we entered into two sub-lease agreements with separate third parties for 32,978 square feet and 32,909 square feet of our corporate headquarters.

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

On March 29, 2019, the last trading day prior to April 1, 2019, the closing price for our common stock as reported by the Nasdaq Global Market was $0.46.

Holders of Common Stock

As of March 25, 2019, there were approximately 14 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

From January 1, 2018 through December 31, 2018, we have not issued any securities in a transaction not registered under the Securities Act that have not been previously disclosed in a Quarterly report on Form 10-Q or Current Report on Form 8-K.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

(1) On December 27, 2018, we entered into a License Confirmation Agreement and a Redemption Agreement with the Gates Foundation (together, the “2018 Agreements”) in connection with the amendment of certain provisions of the Grant Agreement and the Letter Agreement each previously entered into with the Gates Foundation and dated as of  May 4, 2017.  The 2018 Agreements were entered into following the de-prioritization of our antibody work, which was the focus of our collaboration with the Gates Foundation.  Among other things, the 2018 Agreements (a) terminated our obligations to conduct mutually agreed upon work, including work related to our platform technology to develop and launch a product intended to prevent neonatal sepsis, (b) terminated the obligations of the Company to discover drug candidates intended to prevent neonatal sepsis and the obligation of the Gates Foundation to fund approximately $7.1 million in grants not yet received by us and (c) granted the Gates Foundation a non-exclusive license to intellectual property developed by us pursuant to the Grant Agreement and Letter Agreement in specified developing countries.

The Redemption Agreement also provided for the redemption by us of the 407,331 shares of our common stock (the “Gates Shares”) purchased by the Gates Foundation pursuant to a Common Stock Purchase Agreement with the Gates Foundation dated as of May 4, 2017 (the “Purchase Agreement”) for an aggregate redemption price of $5.7 million. We paid for the redemption of the Gates Shares with the unused portion of the restricted cash received pursuant to the original purchase of the Gates Shares under the Purchase Agreement.  No unrestricted cash was used to fund the redemption.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements.

Overview

We are a biopharmaceutical company that develops and commercializes innovative antibacterial agents for multi-drug resistant (MDR) gram-negative infections. On June 25, 2018, the U.S. Food and Drug Administration (FDA) approved our first commercial product ZEMDRI® (plazomicin) for adults with complicated urinary tract infections (cUTI), including pyelonephritis, caused by certain Enterobacteriaceae in adult patients with limited or no alternative treatment options.  ZEMDRI is an intravenous (IV) infusion, administered once daily over a 30-minute IV.  The approval of ZEMDRI was supported by data from the EPIC (Evaluating Plazomicin in cUTI) clinical trial, which evaluated the safety and efficacy of plazomicin in patients with serious infections caused by gram-negative pathogens. ZEMDRI became commercially available in July 2018. In December 2018, we also filed a Formal Dispute Resolution Request with the FDA regarding a bloodstream infection (BSI) indication for plazomicin, for which the FDA issued a Complete Response Letter (CRL) in June 2018. We have global commercialization rights to ZEMDRI, which has patent protection in the United States estimated until 2031 or 2032. On October 17, 2018, we announced the submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for plazomicin. ZEMDRI was funded in part by a $124.4 million contract with the Biomedical Advanced Research and Development Authority (BARDA).

ZEMDRI is an aminoglycoside with once-daily dosing that has activity against certain Enterobacteriaceae, including carbapenem-resistant Enterobacteriaceae (CRE) and ESBL-producing Enterobacteriaceae. ZEMDRI was designed by our scientists to overcome the most common aminoglycoside resistance mechanisms, the aminoglycoside modifying enzymes (AMEs). We developed ZEMDRI by chemically modifying an existing aminoglycoside, sisomicin, a natural product isolated from bacteria, to shield the regions of the molecule that are targeted by the enzymes responsible for aminoglycoside resistance. As a result of these modifications, ZEMDRI has the potential to remain active against MDR organisms where most other major drug classes, including commercially available aminoglycosides, such as gentamicin and amikacin, have limited activity. Based on this profile, we developed ZEMDRI as an IV therapy for the treatment of serious bacterial infections due to MDR Enterobacteriaceae.

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

•	Convenient administration as once-daily, 30-minute IV therapy.
•	Potential to reduce the healthcare costs associated with the treatment of serious infections.
•	Potential to improve dosing strategy compared to existing aminoglycosides and alternative therapeutic options, and individualized patient dosing using an in vitro assay.
•	Potential to be used in combination with other antibiotics for the treatment of serious infections due to CRE.
•	Potent in vitro activity against MDR Enterobacteriaceae, including ESBL- producers and CRE.

Based on these key attributes above, we believe that ZEMDRI has the potential to become a new standard of care for the treatment of multi-drug resistant recurrent cUTI infections and as an important part of the treatment algorithm for serious infections due to CRE.

On February 28, 2019, we commenced a restructuring of the organization to conserve our cash resources. The majority of the roles eliminated in the restructuring were field-based sales and medical scientist positions. Following the restructuring, which the Company expects to be complete by the end of the second quarter of 2019, the Company expects to have approximately 40 full-time employees, of which approximately 25% are expected to be commercial and medical affairs personnel.

On February 21, 2019, the New England Journal of Medicine published the results from the Phase 3 EPIC (Evaluating Plazomicin In cUTI) study of ZEMDRI. The publication described the efficacy and safety of ZEMDRI in adult patients with cUTI, including acute pyelonephritis. On the same day, The New England Journal of Medicine also published plazomicin’s Phase 3 CARE results in a Letter to the Editor. In this published study, the efficacy and safety of plazomicin versus colistin was evaluated in patients with serious bloodstream infections or hospital-acquired/ventilator-associated bacterial pneumonia caused by carbapenem-resistant Enterobacteriaceae (CRE).

In December 2018, our secured lender Silicon Valley Bank (SVB) collateralized $25.0 million of the $50.0 million we previously borrowed under our loan and security agreement with SVB. Collateralization of this $25.0 million means that these funds are restricted and no longer available for our use until our cash on deposit at SVB exceeds the “Minimum Account Threshold” for thirty consecutive days, which is the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB.

On November 5, 2018, we announced the beginning of a review of strategic alternatives to maximize shareholder value, including but not limited to the potential sale or merger of the Company or its assets. The strategic review process continues alongside our continued focus on the commercialization of ZEMDRI and other corporate initiatives. We may be unable to identify or execute such strategic alternatives for us, and even if executed such strategic alternatives may not enhance stockholder value, and even if executed, such strategic alternatives may not enhance stockholder value or our financial position.

On October 29, 2018, we borrowed $25.0 million under our existing Loan and Security Agreement with SVB dated as of February 26, 2018 (“SVB Loan Agreement”).

On October 17, 2018, we announced the submission of a Marketing Authorization Application (“MAA”) to the EMA for plazomicin in the European Union.

On August 2, 2018, the Centers for Medicare & Medicaid Services (“CMS”) granted a new technology add-on payment (“NTAP”) for ZEMDRI when administered to Medicare beneficiaries in the hospital inpatient setting. The NTAP program will provide certain eligible hospitals with a payment, in addition to the standard-of-care Diagnostic Related Group (“DRG”) reimbursement, of up to 50% of the cost of ZEMDRI for a period of two to three years, effective in the 2019 fiscal year starting on October 1, 2018. CMS has assigned a maximum payment of $2,722.50 for a patient treated with ZEMDRI.

On July 26, 2018, we announced a strategic update and corporate restructuring to focus our resources on the successful commercialization of ZEMDRI in the United States, the filing of a Marketing Authorization Application for plazomicin in the European Union and continued development of its C-Scape and novel aminoglycoside programs. The restructuring resulted in an elimination of approximately 28% of the Company’s workforce.

On June 25, 2018, the FDA indicated that it would not approve our NDA, in its current form, that seeks approval of plazomicin for the treatment of bloodstream infections (“BSI”).  The FDA issued a Complete Response Letter (“CRL”) stating that clinical trials did not provide substantial evidence of effectiveness of plazomicin for the treatment of BSI. In December 2018, we filed a Formal Dispute Resolution Request with the FDA regarding the BSI indication for plazomicin. We believe that the data submitted in the NDA for plazomicin provides substantial evidence of efficacy in treating BSI and that plazomicin should be approved for the proposed BSI indication. The FDA denied our first-round FDRR and we are evaluating our current options, including the potential to request a further meeting with the reviewing division or further pursue our appeal.

We are developing C-Scape, an orally administered antibiotic to address a serious unmet need for an effective oral treatment for patients with cUTI, including pyelonephritis, caused by ESBL-producing Enterobacteriaceae. C-Scape is a b-lactam/b-lactamase inhibitor combination comprised of ceftibuten, an approved third generation cephalosporin, and clavulanate, an approved b-lactamase inhibitor. The FDA awarded Qualified Infectious Disease Product (QIDP) status to C-Scape for the treatment of cUTI in 2017. QIDP status provides incentives for the development of new antibiotics, including priority review and an extension by an additional five years of any existing non-patent market exclusivity the product may be awarded upon approval. Our C-Scape program is funded in part by a contract with BARDA for up to $18.0 million, of which $12.0 million is committed.

On January 2, 2018, we announced positive Phase 1 top-line results for C-Scape. The Phase 1 top-line results demonstrated that, in healthy subjects, C-Scape was well tolerated across all doses studied, with no drug-drug interactions observed between the previously approved compounds when dosed in combination.  We completed additional in vitro and in vivo experiments with a revised drug product and, based on these results, believe this revised drug product is optimized for a subsequent Phase 1 clinical pharmacology study.

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

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than it’s carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. For the year ended December 31, 2018, we recorded an impairment charge related to property and equipment in connection with the restructurings effected in July and November 2018 (see Note 4 to the Financial Statements). There were no impairment charges for the year ended December 31, 2017.

Trade and contract receivables, net

Our trade accounts receivable are recorded net of prompt-payment discounts, incentive fees, chargebacks, and doubtful accounts. Estimates for chargebacks, prompt-payment discounts and incentive fees are based on contractual terms, historical trends and expectations regarding the utilization rates for these programs.

Inventory

Inventory is stated at lower of cost and net realizable value with costs determined under the first-in, first-out (FIFO) cost method and consists of raw materials, work-in-process and finished goods. Costs to be capitalized as inventory include third party manufacturing costs, associated compensation-related costs of personnel indirectly involved in the manufacturing process and other overhead costs. We use a combination of standard and actual costs to determine our cost basis for inventory. Standard costs are reviewed and updated annually or as needed. The inventory capitalization process began to be applied to ZEMDRI upon FDA approval on June 25, 2018. Prior to regulatory approval of ZEMDRI, we incurred expenses related to the manufacturing of the product and recorded all such costs as research and development expenses. Beginning on June 25, 2018, we began to capitalize inventory costs associated with ZEMDRI when it was determined that the inventory had a probable future economic benefit and the related costs were expected to be realized through commercialization of ZEMDRI. If information becomes available that suggest that inventories may not be realizable, we may be required to expense a portion or all of its previously capitalized inventory. We periodically analyze our inventory levels, and evaluate for potential excess inventory by analyzing current and future product demand relative to the remaining product shelf life. We build demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

Sisomicin is our raw material, used to produce the active pharmaceutical ingredient (“API”) in ZEMDRI. The API is converted into liquid plazomicin (“drug product”) before being stored in vials, serialized, and packaged into cartons. Because the API and drug product undergo significant manufacturing specific to its intended purpose, the Company classifies them as work-in-process inventory. Once the product is packaged into cartons and ready to be shipped to the third-party logistics provider, the inventory is classified as finished goods.

Revenue Recognition

We adopted the Accounting Standards Update (“ASU”) No 2014-09, Revenue from Contracts with Customers (Topic 606) at the time of our first commercial sale of ZEMDRI in the third quarter of 2018. Pursuant to ASC 606, we recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine that are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation as the performance obligation is satisfied.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include certain payroll and personnel expenses, laboratory supplies, consulting costs, medical affairs, external contract research and development expenses, and allocated overhead, including rent, equipment depreciation, and utilities and relate to both programs sponsored by us as well as costs incurred pursuant to collaboration agreements, non-

profit grants and government contracts. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities on our behalf are deferred and expensed as the goods are delivered or the related services are performed.

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

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value. Grant date fair value of time-based and milestone-based stock options are estimated using the Black-Scholes option pricing model (“Black-Scholes”) and the Monte-Carlo simulation model for stock options with a market condition. The grant date fair value of restricted stock units is based on the closing price of our stock on the date of grant. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The expected term of options is estimated based on the simplified method. We do not have sufficient trading history to solely rely on the volatility of our own common stock for establishing expected volatility. Therefore, we based our expected volatility on the historical stock volatilities of our common stock as well as several comparable publicly listed companies over a period equal to the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods. We recognize compensation expense on a straight-line basis over the requisite service period.

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

Warrant Liability

We have warrants outstanding to purchase shares of common stock. The fair value of the warrants outstanding in connection with the Private Placement is classified as a liability on our consolidated balance sheets as the warrants contain certain material terms which require us to settle the warrants, in a case of certain change of control transactions, for cash equal to the estimated fair value, determined by a Black-Scholes analysis.

The initial fair value of the warrants was determined using a calibration model that involved using Black-Scholes, which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of our common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants included in “change in warrant and derivative liabilities” in the consolidated statements of operations.

Financial Overview and Results of Operations

General

We have not generated net income from operations and, at December 31, 2018, we had an accumulated deficit of $559.4 million, primarily as a result of research and development and general and administrative expenses. While we may in the future generate revenue from potential other sources, our current revenue is generated solely from product sales, research and development funding pursuant to government, and non-profit foundation contracts. Depending on our level of investment to support these areas, the amount of revenue we generate in the future is uncertain.

Revenues

Our revenues relate to product revenue from sales of ZEMDRI and contract revenue from services performed for the development of our product candidates under non-profit foundation and U.S. government contracts

(collectively, the “Revenue Contracts”). For the years ended December 31, 2018 and 2017, net product revenue was $0.8 million and zero, and contract revenue was $7.9 million and $11.2 million, respectively. We have derived all of our revenue to-date from product revenue and funding provided under the Revenue Contracts in connection with the development of our product candidates.

Biomedical Advanced Research and Development Authority (BARDA)

We have received funding for our lead product candidate, ZEMDRI, under a contract with BARDA, an agency of the U.S. Department of Health and Human Services for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, ZEMDRI as a countermeasure for disease caused by antibiotic-resistant pathogens and biothreats. Our BARDA contract (the “BARDA-plazo Contract”) provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under our BARDA contract was $124.4 million. Through December 31, 2018, the total committed amount of $124.4 million under the BARDA Contract has been recorded as revenue.

In September 2017, BARDA awarded us funding to support the development, including Phase 1 and Phase 3 clinical studies and manufacturing and analytical testing, of C-Scape (“BARDA C-Scape Contract”). This contract provides for payments to us based on direct costs incurred and allowances for overhead, plus a fee, where applicable. The total committed funding under this contract is $12.0 million, including subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. Through December 31, 2018, a total of $5.2 million was recorded as revenue under this BARDA contract, with $6.8 million of funding remaining.

For the years ended December 31, 2018 and 2017, total revenue recognized under these contracts was $4.3 million and $8.7 million, respectively, of which $0.4 million and $1.0 million were included in contracts receivable at December 31, 2018 and 2017, respectively.

Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X)

In April 2018, we were awarded $2.4 million, with a possibility of up to $9.6 million in additional funding based on achievement of certain project milestones, from CARB-X (“CARB-X contract”). The funding was awarded to support the development of a next-generation broad-spectrum aminoglycoside antibiotic capable of overcoming clinically-relevant resistance mechanisms and potentially treating highly-resistant gram-negative pathogens such as the Enterobacteriaceae family, Acinetobacter baumannii, and Pseudomonas aeruginosa. Through December 31, 2018, total of $1.3 million was recorded as revenue under this CARB-X contract, with $1.1 million of funding remaining.

Bill & Melinda Gates Foundation

In May 2017, we entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis. The Gates Foundation awarded up to approximately $10.5 million in grant funding (“Grant Agreement”) over a three-year research term, of which, approximately $3.2 million of funding was received in May 2017 and fully utilized as of December 31, 2018. In December 2018, the Grant Agreement was amended to reduce the total grant amount by $7.1 million. Through December 31, 2018, total of $3.3 million was recorded as revenue under this Grant Agreement, with no more funding available.

For the years ended December 31, 2018 and 2017, total revenue recognized under the Grant Agreement was $2.2 million and $1.1 million, respectively.

Comparison of Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenues
Product revenue, net	$783	$—	783
Contract revenue	7,945	11,175	(3,230)
Total revenues	8,728	11,175	(2,447)
Operating expenses:
Cost of sales	31	—	31
Research and development	102,959	95,598	7,361
Selling, general and administrative	71,385	41,903	29,482
Restructuring charges	23,518	—	23,518
Loss from operations	(189,165)	(126,326)	(62,839)
Interest expense	(2,112)	(2,855)	743
Change in warrant and derivative liabilities	9,053	1,928	7,125
Loss on debt extinguishment	(819)	—	(819)
Loss on redeemable common stock settlement	(5,179)	—	(5,179)
Other income, net	1,710	1,635	75
Net loss	$(186,512)	$(125,618)	$(60,894)

Revenues

Product revenues relates solely to sales of the Company’s only approved product, ZEMDRI. For the years December 31, 2018 and 2017, $0.8 million and zero, respectively, of net product sales of ZEMDRI were recognized. Product revenues from the sale of ZEMDRI are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Contract revenue in each period related solely to funding pursuant to our Revenue Contracts. Contract revenue decreased $3.2 million to $7.9 million for the year ended December 31, 2018 from $11.2 million for the year ended December 31, 2017. This decrease was primarily due to lower BARDA contract revenues.

Cost of Sales

We began capitalizing inventory costs after FDA approval of ZEMDRI as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in our consolidated statement of operations. As a result, we expect cost of sales for the next several quarters will reflect a lower average per unit cost of materials.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with research, discovery and preclinical studies of potential new drug compounds, plus product development efforts related to clinical trials and materials manufacturing processes as well as our medical affairs and pharmacovigilance costs. Research and development expenses increased $7.4 million to $103.0 million for the year ended December 31, 2018 from $95.6 million for the comparable period in 2017. This was primarily due to increases of $2.9 million in personnel and facility related costs including the facilities and IT allocations as we expanded our footprint offset by our restructurings, an increase of $8.0 million in external expenses related to our ZEMDRI program, mainly attributable to the $7.5 million milestone license fee associated with FDA approval and manufacturing of ZEMDRI pre-FDA approval, offset by a decrease of $3.2 million in external expenses related to C-Scape, and a decrease of $0.2 million in external non-clinical costs for other research programs.

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

The following table illustrates the components of our research and development expenses during the periods indicated:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Research and development expenses by program:
ZEMDRI	$71,964	$58,898	$13,066
C-Scape	12,764	16,866	(4,102)
Other research programs	18,231	19,834	(1,603)
Total research and development expenses	$102,959	$95,598	$7,361

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, finance, audit and tax services, IT software, projects and services, commercialization activities, rent and other general operating expenses not otherwise included in research and development. Selling, general and administrative expenses increased $29.5 million to $71.4 million for the year ended December 31, 2018 from $41.9 million for the comparable period in 2017. The increase in general and administrative expenses was primarily due to an increase of $15.3 million in personnel and facility related costs, as due to the hiring of our field sales team in the second quarter of 2018 and other hires in 2018 related to commercialization offset by the costs of our restructurings, an increase of $6.0 million in costs to prepare for commercialization of ZEMDRI and an increase of $8.2 million in consulting and professional fees.

Interest Expense

Interest expense decreased $0.7 million to $2.1 million for the year ended December 31, 2018 from $2.9 million for the year ended December 31, 2017. The decrease was attributable to the lower interest costs associated with the SVB Loan Agreement compared to the prior Solar Capital debt facility.

Change in Warrant and Derivative Liabilities

Change in warrant and derivative liabilities increased $7.1 million to a $9.1 million gain for the year ended December 31, 2018 from a $1.9 million in gain for the year ended December 31, 2017.  The increase is primarily due to the change in the estimated fair value of the warrant liability, which decreased mainly due to the change in our stock price.

Restructuring Charges

Restructuring charges increased by $23.5 million as a result of the restructurings announced in July and November 2018. The charges primarily consist of $14.0 million in non-cash fixed asset impairment and facility exit costs, $7.5 million in severance and payroll related costs, and $2.0 million in stock-based compensation costs. No restructuring charges were recorded for the year ended December 31, 2017.

Loss on Redeemable Common Stock Settlement

Loss on redeemable common stock settlement increased by $5.2 million as a result of the repurchase of the contingently redeemable common stock from the Gates Foundation. The loss represents the difference between the redemption purchase price and the fair value of the stock on the day of the settlement. No loss on redeemable common stock was recorded for the year ended December 31, 2017.

Liquidity and Capital Resources

Since our inception, we have financed our operations with the proceeds from the underwritten public offerings of our common stock, proceeds from sales of our common stock through the use of our ATM equity offering programs, private placements of our equity securities and certain debt-related financing arrangements. In addition, we have historically received funding provided under U.S. government contracts and non-profit foundations in connection with the development of ZEMDRI and our product candidates. We have had difficulty raising sufficient funds to advance our commercialization of ZEMDRI in the way we intended and our revenues from sales of ZEMDRI to date have been very limited. For the fiscal year ended December 31, 2018, we recognized $0.8 million in net product revenue from sales of ZEMDRI.

Our ZEMDRI and C-Scape programs have been funded in part with contracts from BARDA. Historically, our preclinical programs have received funding support from organizations such as the Gates Foundation and CARB-X as well as through our company funds.

In September 2017, we were awarded a C-Scape Contract valued at up to $18.0 million in grant funding from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million.

On February 26, 2018, we entered into a new loan and security agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to make available to us term loans with an aggregate principal amount of up to $50.0 million, $20.9 million of which was used to repay our loan with Solar Capital Ltd., $4.1 million of which was provided to us on February 26, 2018.

On February 27, 2018, we filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, we filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of our common stock in ATM offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”) on February 27, 2018. During the twelve months ended December 31, 2018, the Company sold 3,089,358 shares of common stock under the 2018 Sales Agreement, at a weighted-average price of approximately $2.46 per share for aggregate gross proceeds of $7.6 million and aggregate net proceeds of $7.4 million.

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

On October 29, 2018, we borrowed $25.0 million (the “Term B Loan”) under the SVB Loan Agreement. The Term B Loan has a maturity of four years and bears interest through maturity at a floating per annum rate equal to the greater of (a) 1.00% above the prime rate and (b) 5.50%. No borrowings remain available to us under the SVB Loan Agreement. In December 2018, SVB collateralized $25.0 million of the $50.0 million we had borrowed under the SVB Loan Agreement. Collateralization of this $25.0 million means that these funds are restricted and no longer available for our use until our cash on deposit at SVB exceeds the “Minimum Account Threshold” for thirty consecutive days, which is the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB.

On February 15, 2019, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC related to the public offering by the Company of (i) 15,000,000 shares of the Company’s common stock , (ii) Series A warrants to purchase up to 15,000,000 shares of common stock and (iii) Series B warrants to purchase up to 15,000,000 shares of common Stock. The combined offering price per share of common Stock and the accompanying Series A and Series B warrants (“Warrants”) was $1.00, representing an offering price of $0.99 per share of common Stock, with the accompanying Warrants offered at a purchase price of $0.01 per Warrant combination. The net proceeds from the public offering of common Stock is approximately $13.6 million.

At December 31, 2018, we had unrestricted cash and cash equivalents of $31.0 million and restricted cash of approximately of $25.5 million, for a total cash and cash equivalents of $56.5 million as of December 31, 2018.

Plan of Operations and Future Funding Requirements

Based on our available cash resources, which excludes restricted cash (including the $25.0 million of restricted cash collateralized in connection with the SVB Loan Agreement), we believe we have sufficient cash to support current planned operations into June 2019. This condition results in the assessment that there is substantial doubt about our ability to continue as a going concern.

There can be no assurance that we will obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to us, on a timely basis or at all. If we raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders.  If additional financing is accomplished by the issuance of additional debt, the service cost, or interest will reduce net income or increase net loss, and we may also be required to issue shares of common stock or warrants to purchase shares of common stock in connection with issuing such debt. If we are unable to raise additional funding, a further reduction in the scope of our operations may become necessary or we may need to file for protection under United States Bankruptcy laws. Our ability to obtain debt financing may be limited by covenants we have made under the SVB Loan Agreement (such as our covenant not to incur indebtedness other than certain specified forms of indebtedness) and our pledge to SVB of substantially all of our assets, other than our intellectual property, as collateral. The negative pledge in favor of SVB with respect to our intellectual property under the SVB Loan Agreement could further limit our ability to obtain additional debt financing. Our failure to raise capital as and when needed would adversely impact affect our business, results of operations, and financial condition.

The amount and timing of our future financing requirements will depend on many factors, including:

•	the size and timing of revenues from ZEMDRI
•	the size, timing and type of the nonclinical and clinical studies, including post-marketing commitments, that we decide to pursue in the development of C-Scape;
•	our ability to identify and consummate a strategic transaction and the timing and nature of any strategic transactions that we undertake (if any);
•

the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals for C-Scape and other product candidates, and for seeking and obtaining regulatory approvals outside the United States for plazomicin;

•	our ability to enter into additional collaboration, licensing or other arrangements and the terms and timing of such arrangements;
•

the costs of preparing, filing, prosecuting, maintaining and enforcing any patent applications or claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	the emergence of competing technologies and other adverse market developments;
•	the resources we devote to marketing and commercializing ZEMDRI;
•	the resources we devote to marketing, and, if approved, commercializing our product candidates;
•	the scope, progress, expansion, and costs of manufacturing our product or candidates;
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

If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate the commercialization of ZEMDRI, our efforts to obtain regulatory approval for plazomicin from the EMA, the development of C-Scape and other operations and could be forced to default under the SVB Loan Agreement or file for relief under the provisions of the U.S. Bankruptcy Code. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves or on terms that are less favorable that we might otherwise obtain.

Since July 2018, we have already implemented three restructurings, which has caused us to stop or reduce many activities in order to conserve capital resources.

On July 26, 2018, we announced a strategic update and corporate restructuring to focus our resources on the successful commercialization of ZEMDRI in the United States, the filing of a Marketing Authorization Application for plazomicin in the European Union and continued development of our C-Scape and novel aminoglycoside programs. The restructuring resulted in an elimination of approximately 28% of the Company’s workforce.

On November 5, 2018, we announced a restructuring of our organization to preserve cash resources which is expected to reduce total operating expenses by approximately 35-40 percent, excluding one-time charges. The restructuring was largely completed by the end of 2018. The restructuring is designed to focus our cash resources on the continued successful launch of ZEMDRI and advancing C-Scape. We expect to incur substantial expenditures in the foreseeable future to support these priorities.

On February 28, 2019, we commenced a restructuring of our organization to conserve our cash resources. The majority of the roles eliminated in the restructuring were field-based sales and medical scientist positions.

Following the February restructuring, which we expect to be complete by the end of the second quarter of 2019, the Company expects to have approximately 40 full-time employees, of which approximately 25% are expected to be commercial and medical affairs personnel. We expect the restructuring to generate costs savings beginning in the second quarter of 2019 for both research and development expenses and selling, general and administrative expenses. We currently believe we have sufficient cash and cash equivalents to support current planned operations into June 2019.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(165,000)	$(95,255)
Investing activities	11,491	468
Financing activities	55,030	130,411
Net increase (decrease) in cash, cash equivalents and restricted cash	$(98,479)	$35,624

Operating Activities

Net cash used in operating activities was $165.0 million and $95.3 million for the years ended December 31, 2018 and 2017, respectively. The primary use of cash was to fund our operations related to the research and development of our product candidates and to prepare for commercialization of ZEMDRI. Our net loss from operations in the year ended December 31, 2018 of $186.5 million was adjusted by non-cash gains of $9.1 million for the change of the warrant and derivative liabilities and $0.3 million for amortization of discount on short-term investments, and partially offset by non-cash charges of $2.6 million for depreciation and amortization, $0.8 million for non-cash interest expense, $14.4 million for stock-based compensation, $14.0 million for restructuring impairment, $5.2 million for loss on settlement of contingently redeemable stock and a change in net operating assets and liabilities of $7.2 million. The change in net operating assets and liabilities was primarily due to an increase in trade and contract receivables, decrease in prepaid expenses and other current assets and increase in other assets, as a result of commitments and deferred research and development costs related to our commercial validation and manufacturing for ZEMDRI, an increase in inventory, and increase in accounts payable and accrued liabilities partially offset by an decrease in deferred revenue, as a result of using the Advance Funds received under the grant agreement with the Gates Foundation.

Net cash used in operating activities for the year ended December 31, 2017 is primarily comprised of our net loss of $125.6 million, adjusted by non-cash charges of $1.9 million for the change of the warrant and derivative liabilities, $0.2 million for amortization of discount on short-term investments, and partially offset by non-cash charges of $1.3 million for depreciation and amortization, $0.8 million for non-cash interest expense, $14.2 million for stock-based compensation, and a change in net operating assets and liabilities of $16.1 million. The change in net operating assets and liabilities was primarily due to a decrease in contract receivable, partially offset by an increase in prepaid expenses and other assets, as a result of commitments in deferred research and development costs related to our commercial validation and manufacturing of ZEMDRI, an increase in accounts payable, accrued liabilities and deferred revenue, as a result of the Advance Funds received under the grant agreement with the Gates Foundation.

Investing Activities

Net cash provided by investing activities was $11.5 million for the year ended December 31, 2018 and consisted primarily of maturities of short-term investments of $78.0 million, partially offset by purchases of short-term securities of $58.1 million and purchases of property and equipment of $9.0 million.

Net cash provided by investing activities was $0.5 million for the year ended December 31, 2017 and consisted primarily of maturities of short-term investments of $129.4 million, partially offset by purchases of short-term securities of $121.8 million and purchases of property and equipment of $7.1 million.

Financing Activities

Net cash provided by financing activities was $55.0 million for the year ended December 31, 2018. The net cash provided by financing activities during the year ended December 31, 2018 includes $31.4 million of net proceeds, after deducting the issuance costs, from the sales of common stock, $49.2 million of net proceeds from the loan provided by SVB, and $3.0 million from issuance of common stock pursuant to our equity incentive plans, partially offset by a $22.8 million principal repayment on the loan provided by Solar Capital Ltd and $5.7 million from the repurchase of contingently redeemable common stock.

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

Contractual Obligations and Commitments

Solar Capital Ltd. Loan Agreement & Success Fee Agreement

On August 5, 2015, we entered into a loan and security agreement (the “Solar Loan Agreement”) with Solar Capital Ltd. (the “Solar Capital”) pursuant to which Solar Capital agreed to make available to the us term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019. An initial $15.0 million term loan was funded at closing on August 5, 2015, and a second $10.0 million term loan was funded on June 20, 2016. Borrowings under the term loans bore interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The obligation also included a final fee of $2.0 million, representing 8% of the term loan currently funded, which accreted over the life of the loan as interest expense. On February 26, 2018, we terminated the Solar Loan Agreement and repaid the outstanding principal and accrued interest expense of $20.9 million. For the year ended December 31, 2018, we recorded a loss from debt extinguishment of $0.8 million as the difference between the net carrying amount of the Solar Capital debt and the amount paid.

On August 5, 2015, pursuant to the Solar Loan Agreement, we entered into a Success Fee Agreement with Solar Capital under which the we agreed to pay Solar Capital $1.0 million if we obtain FDA approval to market ZEMDRI. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. We obtained FDA approval for ZEMDRI on June 25, 2018; therefore, the Success Fee is due on August 5, 2019.

Silicon Valley Bank Loan Agreement

On February 26, 2018, we entered the SVB Loan Agreement. The SVB Loan Agreement provides for (i) a $25.0 million Term A loan facility with a maturity of five years (the “Term A Loan”) and (ii) an up to $25.0 million Term B loan facility, which may be drawn, subject to certain conditions, by us during the first 12 months after February 26, 2018 ( the “Term B Loans” and collectively, with the Term A Loan, the “Term Loans”). Each Term B Loan has a maturity of four years. As of December 31, 2018, we have received initial funding from the Term A Loan of $25.0 million, which was primarily used to repay our prior loan agreement with Solar Capital, and the remaining funding from the Term B Loan of $25.0 million. No borrowings remain available to us under the SVB Loan Agreement.

Borrowings under the Term A Loan bear interest at a floating per annum rate equal to the greater of (a) the prime rate minus 1.50% and (b) 3.00%, and the Term B Loans bear interest through maturity at a floating per annum rate equal to the greater of (a) 1.00% above the prime rate and (b) 5.50%. We are permitted to make interest-only payments on the Term A Loan through February 2020 and the Term B Loans for the first twenty-four (24) months following the funding date of each respective Term B Loan after which we will be required to repay the Term A Loan in 36 consecutive equal monthly installments of principal and repay any Term B Loans in 24 consecutive equal monthly installments of principal. We are obligated to pay a fee equal to 6.00% of the funded Term Loans upon the earliest to occur of the maturity date, the prepayment or repayment of such Term Loans or the termination of the SVB Loan Agreement. The final payment fee of $3.0 million, which represents 6% of the funded Term Loans is accreted under the effective interest method over the life of the loan as interest expense. We may voluntarily prepay all, but not less than all, of the outstanding Term Loans. The Term Loans are secured by substantially all of our assets, except for its intellectual property which is subject to a negative pledge and certain other customary exclusions. The SVB Loan Agreement contains customary representations, warranties and covenants.

In December 2018, SVB collateralized $25.0 million of the $50.0 million we previously borrowed under the SVB Loan Agreement. Collateralization  of this $25.0 million means that these funds are restricted and no longer available for our use until our cash on deposit at SVB exceeds the “Minimum Account Threshold” for thirty consecutive days, which is the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB.

An event of default will occur under the SVB Loan Agreement if, among other things, we fail to make payments, we breach any of our covenants, subject to specified cure periods with respect to certain breaches, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due, we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us or SVB determines that a ‘material adverse change’ has occurred. The SVB Loan Agreement defines a ‘material adverse change’ as a material (a) impairment in the perfection or priority of SVB’s lien in its collateral or the value of its collateral, (b) adverse change in our business, operations, or condition (financial or otherwise) or (c) impairment of the prospect of our repayment to SVB of any portion of our obligations under the SVB Loan Agreement.

Upon the occurrence and for the duration of an event of default, including a determination by SVB that a ‘material adverse change’ has occurred, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the SVB Loan Agreement. In addition, we may be required to repay the outstanding indebtedness if an event of default occurs under the SVB Loan Agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, reduce or terminate the commercialization of ZEMDRI, our efforts to obtain regulatory approval for plazomicin from the EMA, the development of C-Scape and other operations and could be forced to file for relief under the U.S. Bankruptcy Code. SVB could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes our cash held in our bank accounts with SVB and substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations would be materially adversely affected as a result of any of these events.

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

In connection with the Commercial Manufacturing Agreement, we executed certain work plans to carry out the validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans include certain terms that require us to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of December 31, 2018, $14.8 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $26.4 million.

Upon the successful completion of the validation program and the Company’s launch of ZEMDRI, we agreed to purchase a minimum quantity of the Product from Hovione depending on the Company’s requirements and the period of time following approval by the FDA. For the first three years following approval of ZEMDRI by the FDA, the Company is required to purchase at least 80% of its required quantity from Hovione. Following the initial three years after FDA approval, the Company is required to purchase between 40% and 66% of its required quantity from Hovione, depending on the amounts required during any such fiscal year.  Subsequent to FDA’s approval of ZEMDRI, the Company has minimum annual purchase commitments from Hovione of $53.0 million, beginning in 2020 through 2024.

Lease Obligations

In August 2016, we entered into a non-cancelable agreement (the "Lease") to lease 47,118 square feet of office, laboratory and research and development space (the “Original Space”) for our principal executive offices in South San Francisco. In July 2017, we entered into an amendment (the “Lease Amendment”) to lease an additional 51,866 square feet of space (the “Expansion Space”) for a total of 98,984 square feet (the “Premises”). The Lease commenced in March 2017 and as of January 2018, we occupied the full Premises. The lease term for the Premises is through January 31, 2028 (the “Lease Term”) and contains an option to extend the Lease Term for an additional 5 years. The Lease has rent escalation clauses for approximately 3.5% of the base rent in each subsequent year of the Lease Term and a rent abatement period in the first year of the Premises.

The Lease provides for a tenant improvement allowance of $5.7 million with the option to elect for up to $3.4 million in additional allowances. As of December 31, 2018, we have elected to use all additional allowances; therefore, we are not entitled to any additional improvement allowances. As a result of our receipt of tenant improvement allowances, the base rent increased in accordance with the Lease Amendment. Rent increases, including the impact of tenant improvement allowances, are recognized as deferred rent and amortized on a straight-line basis over the term of the lease.

Pursuant to the Lease Amendment, we hold the option to pay the balance of the Original Additional Allowance and Expansion Additional Allowance in full any time within the first 36 months of the Lease Term. Further, the Company had deposits of $0.5 million in long-term restricted cash as of December 31, 2018 and 2017, respectively, restricted from withdrawal and held in an account with one of the Company’s financial institutions in the form of collateral for a letter of credit held as security for the Lease and Lease Amendment.

Our facility lease obligations are offset by two sub-lease agreements. In November 2018, we entered into a sub-lease agreement with a third-party for 32,978 square feet of our principal executive offices in South San Francisco. The lease term will terminate on November 1, 2023. Under the terms of the lease, we will receive minimal annual rent payments ranging from $2.2 million in the first year to $2.5 million in the fifth year of the lease, for a total of $11.7 million over the term of the lease. In January 2019, we entered into another sub-lease agreement with a third-party for 32,909 square feet of our principal executive offices in South San Francisco. The lease term will terminate on March 1, 2022. Under the terms of the lease, we will receive minimum annual rent payments ranging from $2.2 million in the first year to $2.3 million in the third year of the lease, for a total of $6.7 million over the term of the lease.

Restructuring Commitments

In July 2018, we announced a corporate restructuring in which we incurred a one-time employee benefits and severance charge and an impairment charge of $8.1 million, of which 49% resulted in cash expenditures. As of December 31, 2018, we have a balance of an immaterial amount left to be paid.

In November 2018, we announced a corporate restructuring in which we incurred a one-time employee benefits and severance charge and an impairment charge of $15.5 million in the fourth quarter of 2018, of which 24% resulted in cash expenditures. As of December 31, 2018, we have a balance of $1.0 million left to be paid.

In February 2019, we announced a corporate restructuring in which we will incur a one-time employee benefits and severance charge and impairment charge of approximately $3.2 million in the first quarter of 2019, of which approximately 78% will result in cash expenditures.

Other Commitments

We have obligations to make future payments to third parties under license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development, regulatory and commercialization milestones. However, because the achievement of these milestones is not fixed and determinable, such commitments have not been included in our consolidated balance sheets or in the Contractual Obligations and Commitments above.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for us in fiscal year 2019. Early adoption is permitted. We have identified the relevant lease arrangements and are currently in the process of evaluating the impact of this new guidance on our consolidated financial statements. We believe the adoption of this standard will have an impact on our consolidated balance sheet as a result of the recognition of a right-to-use asset and corresponding liability for our facility operating lease and relevant new disclosures about our leasing activities.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award requires us to apply modification accounting. This ASU will be effective for us for annual reporting periods, including interim reporting periods, beginning after December 15, 2017. We adopted this standard on January 1, 2018 noting it did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which includes provisions to accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The amended guidance requires equity securities, except for those accounted for under the equity method of accounting, with determinable fair values to be measured at fair with changes in fair value recognized in net income (loss). This ASU is effective for us for annual reporting periods, including interim reporting periods, beginning after December 15, 2017.  We adopted this standard on January 1, 2018 noting it did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. As permitted by SAB 118, we recorded provisional estimates in 2017 and finalized our accounting for these provisional estimates based on guidance, interpretations and all of the available data in the year ended December 31, 2018. No adjustment to the previously recorded provisional amount was recorded in 2018.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In August 2018, the SEC issued an amendment to Rule 3-04 of Regulation S-X, which extended the annual disclosure requirement of reporting changes in stockholders’ equity to interim periods. Such disclosures are to be provided in a note to the financial statements or in a separate financial statement and requires both the year-to-date information and subtotals for each interim period. In September 2018, the SEC issued guidance under a Compliance and Disclosure Interpretation (C&DI 105.09) to clarify the effective date of the requirement. Under the guidance in C&DI 105.09, we plan to implement this updated disclosure requirement beginning with the first quarter 2019 Form 10-Q.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), which discusses the interaction between Topic 808, Collaborative Arrangements and Topic 606, including clarification around certain transactions between collaborative arrangement participants and adding unit-of-account guidance to Topic 808. This standard is effective for annual periods beginning after December 15, 2019, and interim periods within those periods and early adoption is permitted. The adoption of this guidance is not anticipated to have an impact on our consolidated financial statements.

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

We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2018, we had unrestricted cash and cash equivalents of $31.0 million consisting of bank deposits, cash, commercial paper, cash repurchase agreement investments, money market funds deposited in highly rated financial institutions in the United States and corporate debt securities of institutions with investment grade credit ratings. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2018, would have potentially declined by a negligible amount.

We contract for the conduct of certain clinical development and manufacturing activities with vendors outside the United States. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements. For the year ended December 31, 2018, a 1% movement in foreign exchange rates would not be material to us.

We do not believe that inflation or fluctuations in foreign exchange rates had a significant impact on our results of operations for any periods presented in our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

Achaogen, Inc.

Index to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Achaogen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achaogen, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, contingently redeemable common stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated April 1, 2019 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Redwood City, California

April 1, 2019

Achaogen, Inc.

Consolidated Balance Sheets

(in thousands except for share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$30,956	$145,219
Short-term investments	—	19,572
Trade and contract receivables, net	1,861	1,357
Inventory	515	—
Assets held for sale	1,509	—
Prepaids and other current assets	1,412	6,367
Restricted cash	25,000	5,891
Total current assets	61,253	178,406
Property and equipment, net	2,471	14,810
Non-current restricted cash	530	3,855
Non-current inventory	8,846	—
Other long-term assets	9,190	—
Total assets	$82,290	$197,071
Liabilities, contingently redeemable common stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,472	$6,862
Accrued liabilities	15,232	15,441
Loan payable, current portion	49,784	12,500
Deferred revenue	—	2,100
Derivative liability	963	—
Total current liabilities	78,451	36,903
Loan payable, long-term	—	9,457
Warrant liability	444	9,774
Derivative liability, long-term	—	686
Deferred rent	9,682	8,289
Total liabilities	88,577	65,109
Commitments and contingencies (Note 7)
Contingently redeemable common stock (Note 11)	—	10,000
Stockholders' equity (deficit)
Common stock, $0.001 par value, 290,000,000 shares authorized at December 31, 2018 and December 31, 2017; 48,206,227 and 42,515,015 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	48	42
Preferred stock, $0.001 par value, 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Additional paid-in-capital	553,015	494,758
Accumulated deficit	(559,350)	(372,838)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity (deficit)	(6,287)	121,962
Total liabilities, contingently redeemable common stock and stockholders’ equity (deficit)	$82,290	$197,071

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	Year Ended
	December 31,
	2018	2017
Revenues
Product revenue, net	$783	$—
Contract revenue	7,945	11,175
Total revenues	8,728	11,175
Operating expenses
Cost of sales	31	—
Research and development	102,959	95,598
Selling, general and administrative	71,385	41,903
Restructuring charges	23,518	—
Total operating expenses	197,893	137,501
Loss from operations	(189,165)	(126,326)
Interest expense	(2,112)	(2,855)
Change in warrant and derivative liabilities	9,053	1,928
Loss on debt extinguishment	(819)	—
Loss on settlement of contingently redeemable common stock	(5,179)	—
Other income, net	1,710	1,635
Net loss	$(186,512)	$(125,618)
Net loss per common share:
Basic	$(4.11)	$(3.17)
Diluted	$(4.25)	$(3.17)
Weighted-average shares used to calculate net loss per common share
Basic	45,384,380	39,645,635
Diluted	46,027,950	39,645,635

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2018	2017
Net loss	$(186,512)	$(125,618)
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale securities	—	7
Total comprehensive loss	$(186,512)	$(125,611)

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Consolidated Statements of Contingently Redeemable Common Stock and Stockholders’ Equity (Deficit)

(in thousands except for share amounts)

	Contingently Redeemable Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	35,638,052	$35	$353,927	$(247,220)	$(7)	$106,735
Issuance of contingently redeemable common stock under private placement	407,331	10,000	—	—	—	—	—	—
Issuance of common stock under stock plans	—	—	413,333	1	1,644	—	—	1,645
Issuance of common stock under ESPP	—	—	186,455	—	1,323	—	—	1,323
Issuance of common stock upon an underwritten public offering, net of issuance costs	—	—	5,750,000	6	121,186	—	—	121,192
Issuance of common stock upon exercise of warrants	—	—	119,844	—	2,506	—	—	2,506
Stock-based compensation expense	—	—	—	—	14,172	—	—	14,172
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	(125,618)		(125,618)
Balance at December 31, 2017	407,331	10,000	42,107,684	42	494,758	(372,838)	—	121,962
Issuance of common stock under stock plans	—	—	595,716	1	1,667	—	—	1,668
Issuance of common stock under ATM			5,233,812	5	31,411	—		31,416
Issuance of common stock under ESPP	—	—	269,015	—	1,327	—	—	1,327
Stock-based compensation expense	—	—	—	—	14,410	—	—	14,410
Repurchase of contingently redeemable common stock	(407,331)	(10,000)			9,442			9,442
Net loss	—	—	—	—	—	(186,512)	—	(186,512)
Balance at December 31, 2018	—	$—	48,206,227	$48	$553,015	$(559,350)	$—	$(6,287)

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(186,512)	$(125,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,553	1,334
Amortization of (discount) premium on short-term investments	(341)	(227)
Stock-based compensation expense	14,410	14,172
Loss on fixed asset disposals	216	54
Impairment relating to restructuring	14,044	—
Change in warrant and derivative liabilities	(9,053)	(1,928)
Loss on debt extinguishment	819	—
Loss on settlement of contingently redeemable common stock	5,179
Non-cash interest expense relating to notes payable	862	847
Change in operating assets and liabilities:
Trade and contract receivable, net	(504)	10,794
Prepaids and other assets	4,955	(4,107)
Inventory	(4,861)	—
Other long-term assets	(9,190)	—
Accounts payable and accrued liabilities	691	5,736
Deferred revenue	(2,100)	2,100
Other liabilities	3,832	1,588
Net cash used in operating activities	(165,000)	(95,255)
Cash flows from investing activities:
Purchase of property and equipment	(9,036)	(7,106)
Proceeds from sale of property and equipment	614
Purchase of short-term investments	(58,101)	(121,796)
Maturities of short-term investments	78,014	129,370
Net cash provided by investing activities	11,491	468
Cash flows from financing activities:
Proceeds from underwritten public offering, net of issuance costs	—	121,192
Proceeds from issuance of contingently redeemable common stock	—	10,000
Proceeds from sales of common stock, net of issuance costs	31,416	—
Proceeds from the issuance of common stock in connection with equity incentive plans	2,995	2,968
Proceeds from exercise of stock warrants	—	418
Proceeds from loan payable, net of issuance costs	49,189	—
Repurchase of contingently redeemable common stock	(5,737)	—
Repayment of loan payable	(22,833)	(4,167)
Net cash provided by financing activities	55,030	130,411
Net increase (decrease) in cash, cash equivalents, and restricted cash	(98,479)	35,624
Cash, cash equivalents, and restricted cash at beginning of year	154,965	119,341
Cash, cash equivalents, and restricted cash at end of year	$56,486	$154,965
Supplemental disclosures of cash flow information
Interest paid	$1,219	$2,008
Supplemental disclosures of noncash investing and financing information
Reclassification of warrant liability to additional paid-in capital	$—	$2,088
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$1,130
Purchases of property and equipment included in deferred rent	$1,485	$4,701
Transfers of assets held for sale	$1,509	$—

See accompanying notes to consolidated financial statements.

Achaogen, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Achaogen, Inc. (together with its consolidated subsidiaries, the “Company”) is a biopharmaceutical company that develops and commercializes innovative antibacterial agents for multi-drug resistant (MDR) gram-negative infections. On June 25, 2018, the U.S. Food and Drug Administration (FDA) approved the Company’s first commercial product ZEMDRI® (plazomicin) for adults with complicated urinary tract infections (cUTI), including pyelonephritis, caused by certain Enterobacteriaceae in adult patients with limited or no alternative treatment options. ZEMDRI is an intravenous (IV) infusion, administered once daily over a 30-minute IV. The approval of ZEMDRI was supported by data from the EPIC (Evaluating Plazomicin in cUTI) clinical trial, which evaluated the safety and efficacy of plazomicin in patients with serious infections caused by gram-negative pathogens. ZEMDRI became commercially available in July 2018. In December 2018, the Company also filed a Formal Dispute Resolution Request with the FDA regarding a bloodstream infection (BSI) indication for plazomicin, for which the FDA issued a Complete Response Letter (CRL) in June 2018. The FDA denied the Company's first-round FDRR and the Company is evaluating the current options, including requesting a further meeting with the reviewing division or further pursuing its appeal. The Company has global commercialization rights to ZEMDRI, which has patent protection in the United States estimated until 2031 or 2032. On October 17, 2018, the Company announced the submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for plazomicin. ZEMDRI was funded in part by a $124.4 million contract with the Biomedical Advanced Research and Development Authority (BARDA).

The Company is also currently developing C-Scape, which is in early-stage clinical development, as a product candidate, an orally administered antibiotic to address a serious unmet need for an effective oral treatment for patients with cUTI, including pyelonephritis, caused by extended spectrum beta-lactamases ESBL-producing Enterobacteriaceae. The C-Scape program is also supported from BARDA.

The Company was incorporated in Delaware in 2002 and commenced operations in 2004. Since commencing operations in 2004, the Company has devoted substantially all its resources to identifying, developing and commercializing its product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations

Basis of Presentation and Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. During 2012, the Company established a wholly owned foreign subsidiary in the United Kingdom. During 2018, the Company established a wholly owned foreign subsidiary in Ireland. There have been no significant activities for these entities during the fiscal years ended December 31, 2018 and 2017.

Liquidity and Going Concern

In September 2017, the Company was awarded a C-Scape Contract valued at up to $18.0 million in grant funding from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million.

On February 26, 2018, the Company entered into a new Loan and Security Agreement (“SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB agreed to make available to the Company term loans with an aggregate principal amount of up to $50.0 million, $20.9 million of which was used to repay its loan with Solar Capital Ltd., $4.1 million of which was provided to us on February 26, 2018 and $25.0 million of which the Company borrowed on October 29, 2018.

On February 27, 2018, the Company filed an amended Registration Statement on Form S-3 (the “2018 Shelf Registration Statement”) covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units.  In addition, on February 27, 2018, the Company filed a prospectus supplement to the 2018 Shelf Registration Statement covering the offering, issuance and sale of up to $50.0 million shares of the Company’s common stock in ATM offerings pursuant to a Common Stock Sales Agreement entered into with Cowen and Company, LLC (the “2018 Sales Agreement”). During the twelve months ended December 31, 2018, the Company sold 3,089,358 shares of common stock under the 2018 Sales Agreement, at a weighted-average price of approximately $2.46 per share for aggregate gross proceeds of $7.6 million and aggregate net proceeds of $7.4 million.

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

On October 29, 2018, the Company borrowed $25.0 million (the “Term B Loan”) under the SVB Loan Agreement. The Term B Loan has a maturity of four years and bears interest through maturity at a floating per annum rate equal to the greater of (a) 1.00% above the prime rate and (b) 5.50%. No borrowings remain available to us under the SVB Loan Agreement. In December 2018, SVB collateralized $25.0 million of the $50.0 million the Company had borrowed under the SVB Loan Agreement. Collateralization of this $25.0 million means that these funds are restricted and no longer available for the Company’s use until its cash on deposit at SVB exceeds the “Minimum Account Threshold” for thirty consecutive days, which is the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB.

On February 15, 2019, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC related to the public offering by the Company of (i) 15,000,000 shares of the Company’s common stock , (ii) Series A warrants to purchase up to 15,000,000 shares of common stock and (iii) Series B warrants to purchase up to 15,000,000 shares of common Stock. The combined offering price per share of common Stock and the accompanying Series A and Series B warrants (“Warrants”) was $1.00, representing an offering price of $0.99 per share of common Stock, with the accompanying Warrants offered at a purchase price of $0.01 per Warrant combination. The net proceeds from the public offering of common Stock is approximately $13.6 million.

At December 31, 2018, the Company had unrestricted cash and cash equivalents of $31.0 million and restricted cash of approximately of $25.5 million, for a total cash and cash equivalents of $56.5 million as of December 31, 2018.

The Company has incurred losses and negative cash flows from operations every year since its inception. As of December 31, 2018, the Company had unrestricted cash, cash equivalents and short-term investments of approximately $31.0 million and an accumulated deficit of approximately $559.4 million.

Based on the Company’s available cash resources, which excludes restricted cash (including the $25.0 million of restricted cash collateralized in connection with the SVB Loan Agreement), the Company believes it has sufficient funds to support current planned operations into June 2019. This condition results in the assessment that there is substantial doubt about its ability to continue as a going concern. The Company’s plans to address this condition include seeking additional funds through equity or debt financings, government contracts, third party collaborations, commercial sales of ZEMDRI or other sources to permit additional investments in the commercialization of ZEMDRI and the advancement of C-Scape. The Company may be unable to obtain equity or debt financings, government contracts, third party collaborations or other sources of additional investment and, if necessary, it will be required to implement further cost reduction strategies, including a reduction in the scope of the Company’s programs and other operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. As of December 31, 2018, the Company has primarily financed its operations through public offerings and private placements of its equity securities, debt financings and government contracts. There can be no assurance that the Company will be able to obtain additional debt or equity financing or continue to generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed would have a significant adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those related to net product revenue, clinical trial accruals, fair value of derivative and warrant liabilities, common stock and stock-based awards, impairment and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, trade and contract receivables, prepaid and other current assets, assets held for sale, restricted cash, accounts payable, accrued liabilities, and deferred revenue approximate fair value due to their short-term maturities. Short-term investments consist of available-for-sale securities and are carried at fair value. Based upon the borrowing rates currently available to the Company for loans with similar terms, the Company believes the carrying amount of the loan payable approximates its fair value. The warrant and derivative liabilities are recorded at estimated fair value with changes in estimated fair value recorded in the Company’s consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents include only securities having an original maturity of three months or less at the time of purchase. As of December 31, 2018 and 2017, cash and cash equivalents consisted of bank deposits, cash, commercial paper, money market funds, cash repurchase agreement investments and overnight cash sweep investments in government money market funds.

Short-term Investments

Short-term investments consist of debt securities with maturities greater than three months, but less than one year from the date of acquisition, and are classified as available for sale. Short-term investments are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and reported as a component of net unrealized gain (loss) on available-for-sale securities in the Company's consolidated statements of comprehensive loss. The amortized cost of debt securities reflects amortization of purchase premiums and accretion of purchase discounts to date, which are included in other income, net.

The Company reviews all of its marketable debt securities on a regular basis to evaluate whether any security has experienced an other-than-temporary decline in fair value.

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

Contract accounts receivable consist of payments to be received from U.S. government contracts and non-profit foundation grant.

Restricted Cash

As of December 31, 2018 and 2017, the Company had restricted cash of $25.5 million and $9.7 million, respectively. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated balance sheets (in thousands):

	Year Ended December 31,
	2018	2017
Cash and cash equivalents	$30,956	$145,219
Restricted cash, current	25,000	5,891
Restricted cash, non-current	530	3,855
Total cash, cash equivalents, and restricted cash	$56,486	$154,965

In May 2017, the Company received $13.2 million of funding from the Bill & Melinda Gates Foundation (the “Gates Foundation”), of which the Company’s use is restricted to expenditures that are reasonably attributable to the activities required to support the research projects funded by the Gates Foundation, including an allocation of overhead and administrative expenses. As of December 31, 2018 and 2017 the Company had zero and $9.2 million, respectively, of restricted cash related to the unspent cash provided by the Gates Foundation. As of December 31, 2018, the Company utilized the $3.2 million of funds from the Grant Agreement (see Note 6) and $4.3 million of the Gates Investment (see Note 11) funds. The remaining Gates Investment funds of $5.7 million were used to pay for the redemption of the contingently redeemable common stock (see Note 11). As of December 31, 2018 and 2017, the Company had $0.5 million of restricted cash, which relates to the Company’s facility leases.

In December 2018, SVB collateralized $25.0 million of the $50.0 million that the Company borrowed under the SVB Loan Agreement. Collateralization of this $25.0 million means that these funds are restricted and no longer available for the Company’s use until its cash on deposit at SVB exceeds the “Minimum Account Threshold” for thirty consecutive days, which is the greater of (a) $48.0 million and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB.

Other Long-Term Assets

Other long-term assets consist of deferred manufacturing costs related to clinical research or production of ZEMDRI. These costs are amortized over the life of the respective contracts.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker regarding resource allocation and assessing performance. The Company has one operating segment.

Customer Concentration

For the year ended December 31, 2018, the Company’s revenue was generated from product revenues, funding pursuant to U.S. government contracts and a non-profit foundation grant. For the year ended December 31, 2017, the Company’s revenue was generated from funding pursuant to U.S. government contracts and a non-profit organization grant. All trade and contract receivable relate to sales from product revenue and funding from U.S. government contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and short-term investments. Cash and cash equivalents are deposited in checking, overnight sweep and money market accounts at one financial institution with balances that generally exceed federally insured limits. Management believes that the financial institution is financially sound, and, accordingly, minimal credit risk exists with respect to this financial institution. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the institutions holding its cash and cash equivalents or issuing the debt securities. As of December 31, 2018 and 2017, the Company has not experienced any credit losses in such accounts or investments.

Inventory

Inventory is stated at the lower of cost and net realizable value with costs determined under the first-in, first-out (FIFO) cost method and consists of raw materials, work-in-process and finished goods. Costs capitalized as inventory include third party manufacturing costs, associated compensation-related costs of personnel indirectly involved in the manufacturing process and other overhead costs. The Company uses a combination of standard and actual costs to determine its cost basis for inventory, which approximates actual costs. Standard costs are reviewed and updated annually or as needed.

The Company began to capitalize inventoriable costs of ZEMDRI upon FDA approval on June 25, 2018 when it was determined that the inventory had a probable future economic benefit and the related costs were expected to be realized through commercialization of ZEMDRI. Prior to regulatory approval of ZEMDRI, the Company incurred expenses related to the manufacturing of the product and recorded all such costs as research and development expenses. If information becomes available that suggests that inventories may not be realizable, the Company may be required to expense a portion or all of its previously capitalized inventory. The Company periodically analyzes its inventory levels, and evaluates for potential excess and obsolete inventory by analyzing current and future product demand relative to the remaining product shelf life. The Company builds demand forecasts by considering factors such as, but not limited to, overall market potential, market share, market acceptance and patient usage.

The Company sources certain raw material from a sole supplier. A disruption in the supply of materials could significantly impact the Company’s revenues in the future as alternative sources of raw materials may not be available at commercially reasonable rates or within a reasonable short period of time.

Property and Equipment, Net

Property and equipment consist of office equipment, laboratory equipment, and leasehold improvements and are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Maintenance and repair costs are recorded as a component of operating expenses in the Company’s consolidated statement of operations when incurred.

The following criteria is considered before concluding assets are classified as held-for-sale; (1) management’s commitment to a plan to sell, (2) availability for immediate sale in its present condition, (3) initiation of an active program to identify a buyer, (4) probability of a completed sale within one year, (5) actively marketed for sale at a reasonable price in relation to its current fair value, and (6) likelihood of significant changes to the plan will be made or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets and liabilities are presented separately in the balance sheet as held-for-sale at the lower of their carrying amount or fair value less costs to sell. The assets held for sale consist of laboratory equipment based on the above criteria. Losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of the disposal group shall be recognized at the date of sale. The equipment is not depreciated while classified as held for sale.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. For the year ended December 31, 2018, the Company recorded an impairment charge related to property and equipment in connection with the restructurings in July and November 2018 (see Note 4). There were no impairment charges for the year ended December 31, 2017.

Warrant Liability

On June 3, 2016, the Company issued warrants to purchase 1,999,999 shares of its common stock in connection a private placement financing transaction (“Private Placement.”) Each warrant has an exercise price of $3.66 per share and is exercisable for five years from the date of issuance. The Company accounts for these warrants as a liability instrument measured at estimated fair value. The initial fair value of the warrants was determined using a calibration model that involved the Black-Scholes Pricing Model ("Black-Scholes"), which requires inputs such as the risk-free interest rate, expected share price volatility, underlying price per share of the Company's common stock and remaining term of the warrants. The warrants are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the consolidated statements of operations. As of December 31, 2018, warrants to purchase 1,178,782 shares of the Company’s common stock remain outstanding and unexercised.

Contingently Redeemable Common Stock

In May 2017, the Company agreed to sell 407,331 shares of its contingently redeemable common stock to the Gates Foundation in a private placement at a purchase price per share equal to $24.55. Common stock with embedded redemption features that are settled at the option of the holder, are considered redeemable common stock. Redeemable common stock is considered to be temporary equity and presented in a section between liabilities and equity on the Company’s consolidated balance sheets. Subsequent adjustment of the amount presented in temporary equity is required only if the Company determines that it is probable that the instrument will become redeemable. Upon termination of the redemption features, the redeemable common stock is reclassified into equity. As of December 31, 2018, zero shares of contingently redeemable common stock remain outstanding as the Company repurchased the shares (see Note 11).

Stock-Based Compensation

The Company measures and recognizes the compensation expense for all stock-based awards made to employees and directors, including employee stock options, stock grants and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The Company uses the Black-Scholes option-pricing valuation model to estimate the grant-date fair value of stock options and ESPP awards with time-based vesting terms and milestone-bases stock options. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding a number of complex and subjective variables. The fair value of restricted stock unit (“RSU”) awards with time-based vesting terms is based on the grant date share price. The Company recognizes stock-based compensation cost over the award’s requisite service period on a straight-line basis for time-based awards and on a graded basis for awards that are contingent on the achievement of market-based conditions. The Company records stock-based compensation expense, net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation expense only for those stock-based awards that are expected to vest over their requisite service period, based on the vesting provisions of the individual underlying grants.

During 2017, the Company issued stock-based option awards with market-based conditions that vest upon achievement of certain market price thresholds of the Company’s common stock. The estimated fair value for market-based stock option awards is determined using a lattice valuation model with a Monte-Carlo simulation. The model takes into consideration the historical volatility of the Company’s stock and the risk-free interest rate at the date of grant. In addition, the model is used to estimate the derived service period for the awards. The derived service period is the estimated period of time that would be required to satisfy the market condition, assuming the market condition will be satisfied. Stock-based compensation expense is recognized over the implicit service period derived from the Monte-Carlo simulation model, as applicable, but is accelerated if the market condition is achieved earlier than estimated.

The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

The Company includes the historical price volatility of its own stock, along with data for the group of similar companies, to estimate expected volatility. When selecting these public companies to use in estimating its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, stages of clinical development and commercialization, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

Revenue Recognition

Product Revenue, Net

For revenue recognized as product revenue, the Company adopted the Accounting Standards Update (“ASU”) No 2014-09, Revenue from Contracts with Customers (“Topic 606”) at the time of its first commercial sale of ZEMDRI in the third quarter of 2018. Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes revenue in the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established based on discounts, returns, chargebacks, rebates, and other allowances that are offered within contracts between the Company and its customers, payors and other indirect customers relating to product sales. These reserves as detailed below are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC 606 for relevant factors. These factors include current contractual and statutory requirements, specific known market events and trends, industry data, and/or forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the respective underlying contracts.

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

Trade Discounts and Allowances: The Company generally provides customers with discounts which include incentive fees and other considerations, including prompt-pay discounts, service fees, and other contract fees that are explicitly stated in contracts. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and receivables or recording of accrued liabilities. In addition, the Company compensates its customers for sales order management, data, administrative, and distribution services. However, the Company has determined such services received to date are not distinct from the sale of products to the customer and therefore a fair market value for these services may not be reasonably determined. Therefore, these payments have been recorded as a reduction of revenue within the consolidated statement of operations for the year-ended December 31, 2018.

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

Contract Revenue

For revenue recognized as contract revenue, the Company evaluated Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) and determined that the government contracts and non-profit foundation grant are not in scope as the government entities and foundations are not customers under the agreements. For services performed under these contracts and grant agreements, the Company recognizes revenue when: (i) evidence of an arrangement exists, (ii) fees are fixed or determinable, (iii) services have been delivered, and (iv) collectability is reasonably assured. Government contracts provide the Company with payments for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from government contracts and non-profit foundation grants are recognized in the period during which the related costs are incurred, and the related services are rendered, provided that the applicable conditions under the contracts or grant arrangements have been met. Costs of contract revenue are recorded as a component of operating expenses in the Company’s consolidated statements of operations.

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

Cost of Sales

Cost of sales represents the costs associated with manufacturing ZEMDRI and ZEMDRI net sales-based royalties. The Company began capitalizing inventory costs after FDA approval of ZEMDRI as the related costs were expected to be recoverable through the commercialization for the product. Costs incurred prior to FDA approval have been recorded as research and development expenses in the consolidated statement of operations.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. The Company has reported a net loss for the years ended December 31, 2018 and 2017. For the purposes of this calculation, preferred stock, stock options, restricted stock units and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of the basic and diluted net loss per share during the years ended December 31, 2018 and 2017 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017
Net loss	$(186,512)	$(125,618)
Less: Gain on private placement warrants	(9,330)	—
Net loss used to compute diluted net loss per share	$(195,842)	$(125,618)
Denominator:
Weighted-average common shares outstanding used to calculate basic net loss per common share	45,384,380	39,645,635
Add: Private placement warrant shares	643,570	—
Weighted-average common shares outstanding used to calculate diluted net loss per common share	46,027,950	39,645,635
Net loss per share:
Basic net loss per common share	$(4.11)	$(3.17)
Diluted net loss per common share	$(4.25)	$(3.17)

The following potentially dilutive securities outstanding have been excluded from diluted net loss per share, because their effect would be antidilutive, as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Options to purchase common stock	4,847,046	4,838,598
Restricted stock units	1,699,184	891,232
Warrants to purchase common stock	17,514	1,196,296

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This ASU will be effective for the Company in fiscal year 2019. Early adoption is permitted. The Company has identified the relevant lease arrangements and is currently in the process of evaluating the impact of this new guidance on its consolidated financial statements. The Company believes the adoption of this standard will have an impact on its consolidated balance sheet as a result of the recognition of a right-to-use asset and corresponding liability for its facility operating lease and relevant new disclosures about its leasing activities.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award requires the Company to apply modification accounting. This ASU will be effective for the Company for annual reporting periods, including interim reporting periods, beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 noting it did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which includes provisions to accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. The amended guidance requires equity securities, except for those accounted for under the equity method of accounting, with determinable fair values to be measured at fair with changes in fair value recognized in net income (loss). This ASU is effective for the Company for annual reporting periods, including interim reporting periods, beginning after December 15, 2017.  The Company adopted this standard on January 1, 2018 noting it did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. As permitted by SAB 118, the Company recorded provisional estimates in 2017 and finalized its accounting for these provisional estimates based on guidance, interpretations and all of the available data in the year ended December 31, 2018. No adjustment to the previously recorded provisional amount was recorded in 2018.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In August 2018, the SEC issued an amendment to Rule 3-04 of Regulation S-X, which extended the annual disclosure requirement of reporting changes in stockholders’ equity to interim periods. Such disclosures are to be provided in a note to the financial statements or in a separate financial statement and requires both the year-to-date information and subtotals for each interim period. In September 2018, the SEC issued guidance under a Compliance and Disclosure Interpretation (C&DI 105.09) to clarify the effective date of the requirement. Under the guidance in C&DI 105.09, the Company plans to implement this updated disclosure requirement beginning with the first quarter 2019 Form 10-Q.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), which discusses the interaction between Topic 808, Collaborative Arrangements and Topic 606, including clarification around certain transactions between collaborative arrangement participants and adding unit-of-account guidance to Topic 808. This standard is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted. The adoption of this guidance is not anticipated to have an impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The carrying amount of certain financial instruments, including cash and cash equivalents, restricted cash, trade and contract receivables, prepaid and other current assets, assets held for sale, accounts payable, accrued liabilities and deferred revenue approximate fair value due to their relatively short maturities. Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that are measured at estimated fair value on a recurring basis consist of a derivative liability in connection with the Solar Capital Ltd. Success Fee Agreement and a warrant liability in connection with the Private Placement.

As of December 31, 2018 and 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2018:

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Cash and restricted cash	$25,968	$—	$—	$25,968
Money market funds	10,518	—	—	10,518
Subtotal	36,486	—	—	36,486
Level 2:
Other debt securities	20,000	—	—	20,000
Subtotal	20,000	—	—	20,000
Total	$56,486	$—	$—	$56,486
Reported as:
Cash and cash equivalents				$30,956
Short-term investments				$—
Restricted cash				$25,530

Liabilities, Level 3
Warrant Liability				$444
Derivative Liability				$963
Total				$1,407

As of December 31, 2017:

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Restricted cash	$9,746	$—	$—	$9,746
Money market funds	58,769	—	—	58,769
U.S. Treasury bills	4,992	—	—	4,992
Subtotal	73,507	—	—	73,507
Level 2:
Corporate debt securities	46,040	—	—	46,040
U.S. agency securities	4,990	—	—	4,990
Other debt securities	50,000	—	—	50,000
Subtotal	101,030	—	—	101,030
Total	$174,537	$—	$—	$174,537
Reported as:
Cash and cash equivalents				$145,219
Short-term investments				$19,572
Restricted cash				$9,746

Liabilities, Level 3
Warrant liability				$9,774
Derivative liability				$686
Total				$10,460

The amortized cost and estimated fair value of the debt securities by contractual maturity are summarized as follows:

	As of December 31, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,518	$30,518	$174,007	$174,007
Due after one year through five years	—	—	—	—
Total debt securities	$30,518	$30,518	$174,007	$174,007

All available-for-sale securities held as of December 31, 2018 had maturities less than one year from the date of acquisition. There were no sales of available-for-sale securities in any of the periods presented. The Company held no debt securities that were in unrealized loss positions as of December 31, 2018 and 2017.

Pursuant to the loan and security agreement with Solar Capital Ltd. (see Note 8), the Company entered into a Success Fee Agreement under which the Company agreed to pay $1.0 million in cash (the “Success Fee”) if the Company obtains approval to market ZEMDRI from the FDA. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained. The Company obtained FDA approval for ZEMDRI on June 25, 2018; therefore, the Success Fee is due on August 5, 2019. The estimated fair value of the Success Fee is recorded as a derivative liability and included in current liabilities on the accompanying consolidated balance sheet. As of December 31, 2018 the derivative liability increased by $0.3 million to $1.0 million from December 31, 2017, primarily as a result of a change in the estimated cost of debt and the time value of money, which is presented as a component of change in warrant and derivative liabilities in the Company’s consolidated statements of operations for the year ended December 31, 2018.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.0 million payment to Solar Capital Ltd. as a result of FDA approval to market ZEMDRI, and ii) a discount rate of 6.3% which was derived from the Company's estimated cost of debt, based on the current loan and security agreement with SVB. The estimated fair value of the derivative liability is most sensitive to a change in the discount rate. If the discount rate decreased by 5%, the fair value of the derivative liability as of December 31, 2018 would not change. For the year ended December 31, 2018, the changes to the key assumptions used in the calculation of the estimated fair value included a decrease in the discount rate from 13% to 6.3% and the Company received FDA approval to market ZEMDRI. Any changes in the estimated fair values are presented as changes in warrant and derivative liabilities in the Company's consolidated statements of operations.

Pursuant to the Private Placement (see Note 9), the Company issued warrants to purchase 1,999,999 shares of common stock at an exercise price of $3.66 per share. The Company classified these warrants as a liability measured at fair value using Black-Scholes. Under certain entity conditions, the holder of a warrant may require the Company to settle the warrant in cash at its estimated fair value using Black-Scholes. As of December 31, 2018 and 2017, the estimated fair values of the outstanding warrants were approximately $0.4 million and $9.8 million, respectively. The change in the estimated fair value is primarily due to the change in the Company's stock price and is included in changes in warrant and derivative liabilities in the Company's consolidated statements of operations.

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

The estimated fair values of the warrants were determined using Black-Scholes with the following assumptions, during the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Expected volatility	95%	80%
Expected term	2.4	3.4
Risk-free interest rate	2.5%	2.0%
Dividend yield	—%	—%

The expected volatility is based on the Company's volatility. The expected term is based on the remaining life of the warrants. The risk-free interest rate is obtained from the yields on actively traded U.S. Treasury securities for a period equal to the expected term of the warrants. The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Should the volatility change by 5%, the fair value of the warrant liability as of December 31, 2018 is negligible.

Changes in the estimated fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in warrant and derivative liabilities in the Company’s consolidated statements operations and were as follows for the years ended December 31, 2018 and 2017 (in thousands):

	Estimated Fair Value of Derivative Liability	Estimated Fair Value of Warrant Liability
Balance of Level 3 Liabilities at December 31, 2016	$602	$13,874
Change in estimated fair value of warrant liability	—	(2,012)
Reclassification of warrant liability to additional paid-in-capital upon exercise of warrants	—	(2,088)
Change in estimated fair value of derivative liability	84	—
Balance of Level 3 Liabilities at December 31, 2017	686	9,774
Change in estimated fair value of warrant liability	—	(9,330)
Change in estimated fair value of derivative liability	277	—
Balance of Level 3 Liabilities at December 31, 2018	$963	$444

4. Balance Sheet Components

Inventory

The Company evaluates inventory levels based on the on-hand inventory, production plans, and sales forecasts. Inventories expected to be utilized within the next twelve months are classified as current and inventories expected to be utilized beyond that period are classified as non-current. Inventory consisted of the following (in thousands):

	December 31,
Current assets	2018	2017
Work-in-process	$495	$—
Finished goods	20	—
Current inventory	$515	$—
Non-current assets
Raw materials	$7,516	$—
Work-in-process	1,330	—
Non-current inventory	$8,846	$—

Prepaids, Other Current Assets and Other Long-Term Assets

Prepaids, other current assets and other long-term assets consisted of the following (in thousands):

	December 31,
Current Assets	2018	2017
Deferred manufacturing and research and development costs	$—	$4,317
Prepaid expenses	1,351	1,755
Other current assets	61	295
Prepaids and other current assets	$1,412	$6,367
Non-current assets
Deferred manufacturing and research and development costs	$9,190	$—
Other long-term assets	$9,190	$—

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Office equipment	$747	$863
Laboratory equipment	122	6,663
Leasehold improvements	2,110	9,355
Construction-in-progress	—	1,040
Property and equipment, gross	2,979	17,921
Less: accumulated depreciation	(508)	(3,111)
Property and equipment, net	$2,471	$14,810

Depreciation expense for the years ended December 31, 2018 and 2017 was $2.6 million and $1.3 million, respectively.

During the year-ended December 31, 2018, the Company conducted an impairment test of its property and equipment and determined there were impairment indicators related to the restructurings announced in July 2018 and November 2018. As a result of the reduction in workforce, the Company had excess and unoccupied office and lab space that corresponded to leasehold improvements, office equipment and construction-in-progress assets. The Company evaluated the recoverability and fair value of these assets in relation to executed and potential sub-leases and concluded the assets were impaired. In addition, the Company evaluated the recoverability and fair value of the laboratory equipment in relation to the remaining research and development priorities and determined a substantial portion of the assets were impaired. The Company recorded an impairment charge and net facility exit costs of $11.8 million in the restructuring charges line item of the consolidated statements of operations.

In connection with the restructuring announced in November 2018, the Company met the criteria to classify a portion of laboratory equipment to assets held for sale. The Company recorded an initial loss on remeasurement of assets held for sale of $2.2 million for the year ended December 31, 2018 in the restructuring charges line item of the consolidated statements of operations.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued manufacturing expenses	$1,931	$—
Accrued research and development expenses	3,220	6,480
Payroll and related bonus expenses	7,252	6,281
Other	2,829	2,680
	$15,232	$15,441

5. License and Collaboration Agreements

Thermo Fisher Scientific, Inc.

In April 2016, the Company entered into an agreement with its collaboration partner, Microgenics Corporation (“Thermo Fisher”), a wholly owned subsidiary of Thermo Fisher Scientific, Inc., to co-develop and commercialize an assay to support plazomicin, which would enable healthcare professionals to make decisions on safe and efficacious doses of plazomicin for certain patients. In December 2018, Thermo Fisher received FDA clearance for its do novo submission of the Thermo Scientific QMS Plazomicin Immunoassay. The assay developed under the agreements provides TDM to certain patients receiving plazomicin. In accordance with the terms of the agreement, the Company is required to make milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than $7.0 million. In further consideration of this agreement, in the event of a successful commercialization of the assay, the Company is required to pay a minimum threshold annual revenue to Thermo Fisher.

As of December 31, 2018, the Company has incurred $4.3 million in milestone payments and these costs were fully recorded as research and development expense. The Company recorded $0.6 million and $2.5 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Crystal Biosciences, Inc.

In May 2016, the Company entered into a collaboration and license agreement with Crystal Biosciences, Inc. (“Crystal”). Pursuant to the terms of this agreement, the Company and Crystal agreed to collaborate on the discovery of monoclonal antibodies against multiple targets. Crystal agreed to conduct the initial discovery work with its antibody platform and the Company has the right to develop and commercialize the antibodies discovered through this collaboration. The Company is required to provide signing and milestone payments with respect to research, development, regulatory and commercialization milestones (if any). All such milestone payments may total, in aggregate, up to but no more than approximately $20.6 million. The upfront signing fee, technology access fees and research funding were recorded as research and development expense during the years ended December 31, 2018 and December 31, 2017. This collaboration and license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of the commercialized product. In 2017, Ligand Pharmaceuticals Incorporated (“Ligand”) acquired Crystal and the platform became a part of the OmniAb platform. This acquisition does not materially impact the Company’s ongoing collaboration.

Ionis Pharmaceuticals

In January 2006, the Company entered into a license agreement with Ionis Pharmaceuticals, Inc. (“Ionis”). Ionis granted the Company an exclusive, worldwide license with the right to grant and authorize sublicenses related to the research and development of aminoglycoside products. In consideration of this license, and in accordance with the terms of the agreement, the Company is required to make milestone payments with respect to development, regulatory and commercialization milestones, and to pay a percentage of revenue received from sublicensees (if any). All such milestone and sublicense revenue payments may total, in the aggregate, up to but no more than $19.5 million for the first product and $9.8 million following the second product commercialized under the agreement with Ionis. The Company is also required to pay additional milestone payments of up to $20.0 million in the aggregate upon the first achievement of specified threshold levels of annual net sales of all aminoglycoside products in a calendar year. The license agreement also provides that the Company shall pay royalties equal to a low single-digit percentage of annual worldwide net sales of all licensed products, including, if applicable, ZEMDRI.

As of December 31, 2018, the Company has incurred $14.5 million in milestone payments and these costs were recorded as research and development expense in the consolidated statement of operations. In connection with the FDA approval of ZEMDRI, the Company recorded $7.5 million of research and development expense during the year ended December 31, 2018. For the year ended December 31, 2017 there was no milestone payment.

6. Revenue Agreements

Product Revenue, Net

To date, the Company’s source of product revenue has been from the U.S. sales of ZEMDRI, which the Company began shipping to customers in July 2018. Revenues from product sales are recorded at the net sales price, which includes estimates of variable considerations. No costs to obtain or fulfill the contracts have been capitalized.

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

Biomedical Advanced Research and Development Authority (BARDA)

In August 2010, the Company was awarded a contract with BARDA for the development, manufacturing, nonclinical and clinical evaluation of, and regulatory filings for, ZEMDRI as a countermeasure for diseases caused by antibiotic-resistant pathogens and biothreats. The original contract included committed funding of $27.6 million for the first two years of the contract and subsequent options exercisable by BARDA to provide additional funding. As of December 31, 2018, the original contract and the three-exercised options and modifications total $124.4 million of obligated funding, of which a total of $124.4 million has been recorded as revenue. The contract was terminated as of June 30, 2018.

In September 2017, the Company was awarded the C-Scape Contract (“C-Scape Contract”) valued at up to $18.0 million from BARDA to support the development of C-Scape. The C-Scape Contract includes a base period with committed funding of $12.0 million and subsequent option periods that, if exercised, would bring the total value of the award to $18.0 million. As of December 31, 2018, the Company recorded revenue of $5.2 million with $6.8 million remaining available from the committed funding under the C-Scape Contract

For the years ended December 31, 2018 and 2017, the Company recorded revenue related to the C-Scape Contract of $4.2 million and $1.0 million, respectively. As of December 31, 2018 and 2017, $0.4 million and $1.0 million was included in trade and contract receivables, net.

CARB-X

On April 26, 2018, the Company entered into an agreement with CARB-X, under which the Company was awarded $2.4 million, with a possibility of up to $9.6 million in additional funding based on achievement of certain project milestones. The funding was awarded to support the development of a next-generation broad-spectrum aminoglycoside antibiotic capable of overcoming clinically-relevant resistance mechanisms and potentially treating highly-resistant gram-negative pathogens such as the Enterobacteriaceae family, Acinetobacter baumannii, and Pseudomonas aeruginosa.

The Company recorded contract revenue of $1.3 million and under this agreement for the year ended December 31, 2018. As of  December 31, 2018, $1.0 million was included in trade and contract receivables, net.

Bill & Melinda Gates Foundation

In May 2017, the Company entered into an agreement with the Gates Foundation to discover drug candidates against gram-negative bacterial pathogens intended to prevent neonatal sepsis (the “Grant Agreement”). The Gates Foundation awarded the Company up to approximately $10.5 million in grant funding (“Grant Funds”) over a three-year research term, of which approximately $3.2 million of funding was received in May 2017 (the “Advance Funds”) of which the Company earned and recognized the full amount as revenue as of  December 31, 2018. The Advance Funds are replenished by the Gates Foundation each calendar year, or sooner, following the Company’s submission of a progress report, including expenses incurred for the research activities. Under certain conditions, as described in the Grant Agreement, the Gates Foundation may terminate the Grant Agreement and the Company is obligated to return to the Gates Foundation any unused portion of the Advance Funds. In December 2018, the Grant Agreement was amended to reduce the total grant amount by $7.1 million. As of December 31, 2018, the Company has recorded revenue of $3.3 million under this agreement, with $0.1 million of remaining funding available.

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

The Company recorded contract revenue of $2.2 million and $1.1 million under this agreement for the years ended December 31, 2018 and 2017, respectively.

National Institute of Allergy and Infectious Diseases (NIAID)

In July 2015, the Company was awarded a contract by NIAID to support the discovery and development of LpxC inhibitors for the treatment of bacterial infections for $1.5 million committed through June 30, 2016.  In January 2016, an additional committed funding of $0.5 million was added. In April 2016, NIAID modified the contract to exercise the first option to increase the total contract committed funding to $4.4 million. In April 2017, NIAID modified the contract to add committed funding of $0.3 million to the first option, bringing the total committed funding to $4.7 million. In June 2017, NIAID modified the contract to exercise the second option of $0.6 million and extended performance through August 2018, bringing the total committed funding to $5.3 million, of which $0.4 million remains available as of December 31, 2018. During 2017, the Company decided to discontinue all research and development efforts on its preclinical LpxC inhibitor programs for gram-negative pathogens. The Company does not expect to recognize additional revenues under this contract in future periods.

During the years ended December 31, 2018 and 2017, the Company recognized revenue of zero and $1.3 million, respectively, under these agreements, of which zero and $0.2 million were included in trade and contract receivable, net at December 31, 2018 and 2017, respectively.

7. Commitments

Facility Lease Agreement

In August 2016, the Company entered into a non-cancelable agreement (the "Lease") to lease 47,118 square feet of office, laboratory and research and development space (the “Original Space”) for the Company's principal executive offices in South San Francisco. In July 2017, the Company entered into an amendment (the “Lease Amendment”) to lease an additional 51,866 square feet of space (the “Expansion Space”) for a total of 98,984 square feet (the “Premises”). The Lease commenced in March 2017 and as of January 2018, the Company occupied the full Premises. The lease term for the Premises is through January 31, 2028 (the “Lease Term”) and contains an option to extend the Lease Term for an additional 5 years. The Lease has rent escalation clauses for approximately

3.5% of the base rent in each subsequent year of the Lease Term and a rent abatement period in the first year of the Premises.

The Lease provides for a tenant improvement allowance of $5.7 million with the option to elect for up to $3.4 million in additional allowances. As of December 31, 2018, the Company has elected to use all additional allowances; therefore, the Company is not entitled to any additional improvement allowances. As a result of the tenant improvement allowances, the base rent increased as calculated in the Lease Amendment. Rent increases, including the impact of leasehold improvement allowances, are recognized as deferred rent and amortized on a straight-line basis over the term of the lease.

Future minimum lease payments, net of future sublease income of $11.3 million, under the operating leases as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2019	$4,247
2020	4,396
2021	4,551
2022	4,708
2023	5,306
Thereafter	32,866
Total minimum lease payments	$56,074

The Company recognizes rent expense on a straight-line basis over the non-cancelable lease period. Rent expense was $5.6 million and $3.0 million,  net of sublease income of $0.3 million and zero, for the years ended December 31, 2018 and 2017, respectively.

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

Future minimum purchase commitments under the Manufacturing Agreement as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amounts
2019	$—
2020	9,000
2021	8,000
2022	12,000
2023	12,000
Thereafter	12,000
Total minimum purchase commitments	$53,000

In connection with the Commercial Manufacturing Agreement, the Company executed certain work plans to carry out the validation and commercial manufacturing of plazomicin (the “Work Plans”). The Work Plans obligated the Company to make an aggregate amount of approximately $6.2 million in nonrefundable advance payments, of which $1.5 million was for the reservation of facilities and resources, plus procurement of long lead raw materials, paid in full under a separate agreement executed in July 2015. Such advance payments are initially capitalized as prepaid and other current assets and will be recognized as research and development expenses as goods are delivered and/or services are performed. The Company assesses such prepaid and other current assets for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable or may not provide future economic benefits. Further, the Work Plans include certain terms that require the Company to compensate Hovione if it chooses to cancel the Work Plans (“Cancellation Clause”). As of December 31, 2018, $14.8 million is committed under the Cancellation Clause and the total aggregate amount of potential commitments, if all the services are rendered by Hovione, is approximately $26.4 million. As of December 31, 2018 and 2017, the Company has recorded approximately $7.4 million and $4.3 million, respectively as other long-term assets and prepaid and other current assets. For the years ended December 31, 2018 and 2017, the Company recognized $7.3 million and $3.3 million, respectively, as research and development expenses, related to the Work Plans.

Pfizer CentreOne Development and Supply Agreement

In August 2015, the Company entered into a development and supply agreement with Hospira, which was amended in September 2015 to include the Pfizer CentreOne Group (“Pfizer CentreOne”). Under the development and supply agreement, Pfizer CentreOne has agreed to produce the drug product, ZEMDRI, through December 2022. Subsequent to FDA’s approval of ZEMDRI, which occurred in June 2018, the Company agreed to certain minimum purchase requirements of approximately $7.1 million through 2022 based on a percentage of the Company’s annual forecast.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2018 and 2017.

8. Borrowings

Solar Capital Ltd. Loan Agreement

On August 5, 2015, the Company entered into a loan and security agreement (the “Solar Loan Agreement”) with Solar Capital Ltd. (the “Solar Capital”) pursuant to which Solar Capital agreed to make available to the Company term loans in an aggregate principal amount of up to $25.0 million with a maturity date of August 5, 2019. An initial $15.0 million term loan was funded at closing on August 5, 2015, and a second $10.0 million term loan was funded on June 20, 2016. Borrowings under the term loans bore interest per annum at 6.99% plus the greater of 1% or the one-month LIBOR. The obligation also included a final fee of $2.0 million, representing 8% of the term loan currently funded, which accreted over the life of the loan as interest expense. On February 26, 2018, the Company terminated the Solar Loan Agreement and repaid the outstanding principal and accrued interest expense of $20.9 million. For the year ended December 31, 2018, the difference between the net carrying amount of the Solar Capital debt and the amount paid by the Company was recorded as a loss from debt extinguishment of $0.8 million in the Company’s consolidated statements of operations.

On August 5, 2015, pursuant to the Solar Loan Agreement, the Company entered into a Success Fee Agreement with Solar Capital under which the Company agreed to pay Solar Capital $1.0 million if the Company obtains FDA approval to market ZEMDRI. If such approval is obtained, the Success Fee shall be due the later of (i) August 5, 2019 or (ii) the date such FDA approval is obtained.  The Company obtained FDA approval for ZEMDRI on June 25, 2018; therefore, the Success Fee is due on August 5, 2019. The estimated fair value of the Success Fee is recorded as a derivative liability in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

Silicon Valley Bank Loan Agreement

On February 26, 2018, the Company entered into a loan agreement with SVB. The SVB Loan Agreement provides for (i) a $25.0 million Term A loan facility with a maturity of five years (the “Term A Loan”) and (ii) an up to $25.0 million Term B loan facility, which may be drawn, subject to certain conditions, by the Company during the first 12 months after February 26, 2018 ( the “Term B Loans” and collectively, with the Term A Loan, the “Term Loans”). Each Term B Loan has a maturity of four years. In February 2018, the Company received initial funding from the Term A Loan of $25.0 million, which was primarily used to repay the Company’s prior loan agreement with Solar Capital. In addition, on October 29, 2018, the Company borrowed the remaining $25.0 million under the Term B Loans.

Borrowings under the Term A Loan bear interest at a floating per annum rate equal to the greater of (a) the prime rate minus 1.50% and (b) 3.00%, and the Term B Loans bear interest through maturity at a floating per annum rate equal to the greater of (a) 1.00% above the prime rate and (b) 5.50%.

The Company is permitted to make interest-only payments on the Term A Loan through February 2020 and the Term B Loans for the first twenty-four (24) months following the borrowing date after which the Company will be required to repay the Term A Loan in 36 consecutive equal monthly installments of principal and repay any Term B Loans in 24 consecutive equal monthly installments of principal. The Company is obligated to pay a fee equal to 6.00% of the funded Term Loans upon the earliest to occur of the maturity date, the prepayment or repayment of such Term Loans or the termination of the Loan Agreement. The final payment fee of $3.0 million, which represents 6.00% of the funded Term Loans is accreted under the effective interest method over the life of the loan as interest expense. The Company may voluntarily prepay all, but not less than all, of the outstanding Term Loans. The Term Loans are secured by substantially all of the Company’s assets, except for its intellectual property which is subject to a negative pledge and certain other customary exclusions.

The SVB Loan Agreement contains customary representations, warranties and covenants. The Company is required to have cash on deposit at SVB equal to the greater of (a) $48.0 million (the “Minimum Account Threshold”) and (b) the “Monthly Cash Burn,” which is defined as the difference of (1)(i) net loss plus (ii) unfinanced capital expenditures minus (2)(i) depreciation and amortization expenses, (ii) non-cash stock compensation expense and (iii) other non-cash expenses as approved by SVB. In December 2018, SVB collateralized $25.0 million of the $50.0 million loans that the Company drew down under the SVB Loan Agreement. Collateralization of this $25.0 million means that these funds are restricted and no longer available for the Company’s use until the Company’s cash on deposit at SVB exceeds the Minimum Account Threshold.

As of December 31, 2018, the Company was in compliance with all covenants under the loan. The loan agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If the Company defaults under the loan, SVB may accelerate all of our repayment obligations and take control of our pledged assets. SVB could declare a default under the loan upon the occurrence of any event that SVB interprets as a material adverse change as defined under the loan agreement, thereby requiring the Company to repay the loan immediately. The outstanding loan balance due under the SVB Loan Agreement has been classified as a current liability at December 31, 2018 based on the Company’s ability to continue as a going concern (see Note 1) and the assessment that the material adverse change clause under the SVB Loan Agreement is not within the Company's control. The Company has not been notified of an event of default by SVB as of the date of the filing of this Form 10-K.

Pursuant to the SVB Loan Agreement, the Company incurred $1.2 million of debt issuance costs related to external legal and transaction fees. The Company recorded the debt issuance costs as a direct deduction from the carrying value of the Term Loans which are amortized as interest expense using the effective-interest method over the term of the Term Loans.

Future principal debt payments on the loan payable are as follows (in thousands):

December 31, 2018
2019	$—
2020	9,028
2021	20,833
2022	20,250
2023 (1)	2,889
Thereafter	—
Total principal and final fee payments	53,000
Unamortized discount and debt issuance costs	(3,216)
Loan payable, current portion	$49,784
(1) Includes $3.0 million final fee payment

The obligation includes a final fee of $3.0 million, representing 6% of the term loan funded, which accretes over the life of the loan as interest expense. The Company recorded interest expense related to the loan of $2.1 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.

9. Warrants

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

On June 3, 2016, the Company sold 7,999,996 shares of its common stock and warrants to purchase 1,999,999 shares of its common stock in the Private Placement. The warrants have an exercise price of $3.66 per share and are exercisable up to five years from the date of issuance. The Company's Chief Executive Officer, a related party, participated in the Private Placement by purchasing 141,453 shares of common stock and a warrant to purchase 35,363 shares of common stock for an aggregate purchase price of $0.5 million. The warrants issued in connection with the Private Placement are subject to remeasurement at each balance sheet date, using Black-Scholes, with any changes in the fair value of the outstanding warrants recognized in the consolidated statements of operations.

As of December 31, 2018, the following warrants to purchase shares of common stock were outstanding and exercisable:

Warrant Holder	Issue Date	In Connection With	Warrant to Purchase	Shares	Exercise Price	Expiration Date
Oxford Finance LLC	4/30/2012	Loan agreement	Common stock	11,676	$11.99	11/1/2021
Oxford Finance LLC	11/1/2011	Loan agreement	Common stock	5,838	$11.99	11/1/2021
Growth Equity Opportunities Fund IV, LLC	6/3/2016	Private Placement	Common stock	1,178,782	$3.66	6/3/2021
				1,196,296

10. Equity Incentive Plans

2014 Plan

In February 2014, the Company’s stockholders approved the 2014 Equity Incentive Award Plan (the “2014 Plan”), which became effective as of March 11, 2014. Under the 2014 Plan, the Company may grant incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSUs”) and other stock-based awards for the purchase of common stock.  In 2018 and 2017, the compensation committee of the board of directors approved an evergreen increase of 1,700,600 and 1,425,522 shares of common stock, respectively, that may be granted in accordance with the terms of the 2014 Plan.  As of December 31, 2018, 788,235 shares were available for future issuance under the 2014 Plan.

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

2014 Employment Commencement Incentive Plan

In December 2014, the Company adopted a 2014 Employment Commencement Incentive Plan (the “Inducement Plan”). The Inducement Plan is designed to comply with the inducement exemption contained in Nasdaq’s Rule 5635(c)(4), which provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, performance awards, dividend equivalents, deferred stock awards, deferred stock units, stock payment and stock appreciation rights to a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company. As of December 31, 2018, a total of 2,050,000 shares of common stock have been authorized under the Inducement Plan, including the additional 450,000 shares that became available resulting from an amendment adopted by the board of directors as of September 13, 2017. As of December 31, 2018, 467,327 shares were available for issuance under the Inducement Plan.

2014 Employee Stock Purchase Plan

In February 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP Plan”), which became effective as of March 11, 2014. In 2018 and 2017, the compensation committee of the board of directors approved an evergreen increase of 318,863 and 178,190 shares, respectively, that may be granted in accordance with the terms of the ESPP Plan.  As of December 31, 2018, 680,731 shares of common stock have been issued to employees participating in the ESPP Plan, and 324,799 shares were available for issuance under the ESPP.

Amended and Restated 2003 Stock Plan

The Company’s Amended and Restated 2003 Stock Plan, referred to herein as the 2003 Plan, provided for the granting of incentive and non-statutory stock options to employees, directors and consultants at the discretion of the board of directors. The Company granted options under its 2003 Plan until January 2014 when it was terminated as to future awards in March 2014, although it continues to govern the terms of options that remain outstanding under the 2003 Plan. Options granted under the 2003 Plan expire no later than 10 years from the date of grant. Options granted under the 2003 Plan vest over periods determined by the board of directors, generally over four years. In connection with the Board of Directors and stockholders’ approval of the 2014 Plan, all remaining shares available for future awards under the 2003 Plan were transferred to the 2014 Plan, and the 2003 Plan was terminated as to future awards. As of December 31, 2018, a total of 444,317 shares of common stock are subject to options outstanding under the 2003 plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised.

Total stock-based compensation recognized in the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017, was classified as follows (in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$5,501	$6,340
General and administrative	6,939	7,312
Restructuring charges	1,970	—
Total	$14,410	$13,652

Stock-based compensation expense for the year ended December 31, 2018 includes $2.0 million associated with the stock modifications as a result of the restructurings in July 2018 and November 2018. The restructuring charges include the stock modification for three executives’ stock options and restricted stock units as a result of the July 2018 restructuring and the accelerated vesting of all impacted employee’s restricted stock units as a result of the

November 2018 restructuring. Stock-based compensation expense for the year ended December 31, 2017 includes $0.7 million of expense that relates to the stock options and restricted stock units held by the former Chief Medical Officer, which were modified upon his resignation in March 2017.

A summary of stock option and RSU activity is as follows:

		Outstanding Options
	Shares Available for grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	639,374	3,540,293	$6.31	7.98	$23,837
Additional shares reserved	2,325,522	—
Options granted	(1,806,157)	1,806,157	$21.12
Options exercised	—	(227,444)	$7.23		$2,879
Options forfeited	280,408	(280,408)	$9.14
RSUs granted	(544,185)	—
RSUs cancelled	72,116	—
Balance, December 31, 2017	967,078	4,838,598	$11.63	7.69	$14,174
Additional shares reserved	1,700,600	—
Options granted	(2,254,107)	2,254,107	$9.49
Options exercised	—	(295,519)	$5.64		$993
Options forfeited	1,950,140	(1,950,140)	$12.09
RSUs granted	(1,672,708)	—
RSUs cancelled	564,559	—
Balance, December 31, 2018	1,255,562	4,847,046	$10.82	6.09	$—

At December 31, 2018
Vested and exercisable		2,488,996	$10.59	5.15	$—
Vested and expected to vest		4,778,573	$10.79	6.08	$—

The following table summarizes information about stock options outstanding as of December 31, 2018:

	Options Outstanding		Vested and Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (in Years)	Number of Options	Weighted-Average Exercise Price
$3.65 - $4.34	593,906	3.97	371,983	$3.97
$4.44 - $4.73	156,133	3.53	131,883	$4.61
$4.79 - $4.79	500,000	9.61	—	$—
$4.84 - $6.93	545,704	5.89	432,454	$5.80
$6.99 - $10.44	589,787	4.26	558,579	$8.53
$10.64 - $10.64	708,785	6.87	231,131	$10.64
$10.74 - $12.40	604,099	6.2	208,355	$11.77
$12.45 - $22.41	501,988	6.59	217,196	$19.03
$22.64 - $23.62	506,525	6.09	283,211	$23.56
$23.68 - $24.71	140,119	7.76	54,204	$23.80
	4,847,046	6.09	2,488,996	$10.59

Stock Options Granted to Employees and Non-Employee Directors

During the years ended December 31, 2018 and 2017, the Company granted stock options to employees and directors to purchase 2,254,107 and 1,806,157, respectively, of common stock under the stock plans with a weighted-average estimated grant-date fair value of $9.49 and $21.12 per share, respectively. As of December 31, 2018, there were unrecognized compensation costs of $12.1 million related to outstanding employee and non-employee director stock options, which are expected to be recognized over a weighted-average period of 1.37 years.

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

Year Ended December 31,
	2018	2017
Expected term	5.3 – 6.1 years	5.0 – 6.0 years
Expected volatility	77 – 78%	78 – 81%
Risk-free interest rate	2.3 – 3.1%	1.7 – 2.3%
Expected dividend yield	—%	—%

Restricted Stock Units Granted to Employees

During the years ended December 31, 2018 and 2017, the Company granted restricted stock units (“RSUs”) to employees to purchase  1,672,708 and 544,185 shares of common stock, respectively, under the stock plans with a weighted-average estimated grant-date fair value of $6.44 and $20.61 per share, respectively. RSUs generally vest annually over a 4-year service period and vesting is contingent on continued service. As of December 31, 2018, there were unrecognized compensation costs of $8.2 million related to outstanding RSUs, which are expected to be recognized over a weighted-average period of 2.33 years.

A summary of RSU activity is as follows:

	RSU Awards Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Market Value	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2016	605,052	$5.60	$7,878
RSUs granted	544,185	$20.61
RSUs released	(185,889)	$6.24
RSUs cancelled	(72,116)	$9.22
Balance, December 31, 2017	891,232	$14.34	$9,572
RSUs granted	1,672,708	$6.44
RSUs released	(300,197)	$12.93
RSUs cancelled	(564,559)	$12.55
Balance, December 31, 2018	1,699,184	$7.41	$2,090

Stock Options and Restricted Stock Units Granted to Employees that Contain Performance Conditions

During the year ended December 31, 2018 the Company granted options to purchase an aggregate of 158,370 shares of stock that vest upon the achievement of company-based milestone targets and during the year ended December 31, 2017, the Company granted options to purchase an aggregate of 184,200 shares of common stock that vest upon the achievement of market-based common stock targets. During the years ended December 31, 2018, the Company granted 33,424 RSUs that vest upon the achievement of company-based milestone targets and during the year ended December 31, 2017, the Company granted 35,050 RSUs, respectively, that vest upon the achievement of market-based common stock price targets.

The fair value of the milestone-based awards is estimated based on the Black-Scholes option valuation model, similar to time-based awards. In 2017, the fair value for market-based awards was estimated at the grant date using a Monte-Carlo simulation model (“Monte-Carlo”), which requires the use of a range of assumptions. The expected life assumption is not used in the Monte-Carlo simulation model, but the output of the model indicates an expected term. The associated stock-based compensation expense is being recognized on a straight-line basis over the implicit service period (expected time to vest) derived from that simulation model.  The fair value of market-based awards granted to was estimated using Monte-Carlo with the following assumptions:

Year Ended December 31,
2017
Expected term	0.5–3.5 years
Expected volatility	75-80%
Risk-free interest rate	2.1–2.4%
Expected dividend yield	—%

11. Contingently Redeemable Common Stock

In May 2017, the Company entered into a Common Stock Purchase Agreement with the Gates Foundation, pursuant to which the Company agreed to sell 407,331 shares of its contingently redeemable common stock (the “Gates Shares”) to the Gates Foundation in a private placement at a purchase price per share equal to $24.55, for gross proceeds to the Company of $10.0 million (the “Gates Investment”).

In connection with the Gates Investment, the Company entered into the Letter Agreement, which includes terms of Global Access Commitments (see Note 6). Under the Letter Agreement, if the Company defaults in its obligation to conduct certain mutually-agreed upon work, use the proceeds from the Gates Investment as described in the Letter Agreement, or otherwise triggers certain other events of default as described in the Letter Agreement (“Charitable Default”), subject to a cure period, the Gates Foundation will have the right to request that (a) the Company redeem, or facilitate the purchase by a third party of, the Gates Shares then held by the Gates Foundation at a price per share equal to the greater of (i) the fair market value of the common stock (if the Gates Shares are freely tradable, the closing price of the Company’s common stock on the trading day prior to the redemption or purchase, as applicable), or (ii) an amount equal to $24.55 plus a compounded annual return of 5% from the date of issuance of the Gates Shares, or (b) if the Gates Shares then held by the Gates Foundation are not freely tradeable, the Company register the resale of the Gates Shares held by the Gates Foundation on an effective registration statement, subject to certain conditions and qualifications.

The Company concluded that certain potential events of the Charitable Default are not solely within the control of the Company and, accordingly, has classified the Shares outside of permanent equity, as temporary equity (“Mezzanine Equity”).  The 407,331 shares classified as Mezzanine Equity were recorded as contingently redeemable common stock at an initial carrying value equal to the gross proceeds of approximately $10.0 million, which approximated their fair value at the date of issuance. As of December 31, 2017, the Company determined that the 407,331 shares of contingently redeemable common stock were not redeemable and that a Charitable Default was not currently probable. If, and at the time when, a Charitable Default becomes probable, then the Company will record a change in the carrying value to adjust it to the redemption value of the contingently redeemable common stock. At the time of such an occurrence, the contingently redeemable common stock will be adjusted to equal the redemption value at the end of each reporting period.

On December 27, 2018, the Company entered into a License Confirmation Agreement and a Redemption Agreement with the Gates Foundation (together, the “2018 Gates Agreements”) in connection with the amendment of certain provisions of the Grant Agreement and the Letter Agreement. The 2018 Gates Agreements were entered into following the de-prioritization of antibody work by the Company, which was the focus of the Company’s collaboration with the Gates Foundation.  Among other things, the 2018 Gates Agreements (a) terminated the Company’s obligations to conduct mutually agreed upon work, including work related to the Company’s platform technology to develop and launch a product intended to prevent neonatal sepsis, (b) terminated the obligations of the Company to discover drug candidates intended to prevent neonatal sepsis and the obligation of the Gates Foundation to fund approximately $7.1 million in grants not yet received by the Company and (c) granted the Gates Foundation a non-exclusive license to intellectual property developed by the Company pursuant to the Grant Agreement and

Letter Agreement in specified developing countries. The Redemption Agreement also provided for the redemption by the Company of the 407,331 Gates Shares purchased by the Gates Foundation pursuant to the Gates Purchase Agreement for an aggregate redemption price of $5.7 million. The Company paid for the redemption of the Gates Shares with the unused portion of the restricted cash received by the Company pursuant to the original purchase of the Gates Shares under the Purchase Agreement.  The Company recorded a loss on redeemable common stock settlement of $5.2 million as a result of the repurchase of the Gates Shares, which represents the difference between the redemption purchase price and the fair value of the stock on the day of the settlement.

12. Income Taxes

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Statutory tax rate	21.00%	34.00%
State taxes, net of federal benefits	6.36%	1.38%
Stock-based compensation	(1.67)%	(0.16)%
Credits	(9.01)%	1.99%
Other	1.25%	(0.64)%
Valuation allowance	(17.93)%	(4.03)%
Tax rate change	0.00%	(32.54)%
Effective tax rate	0.00%	0.00%

The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$114,251	$68,807
Research and development credit	—	17,365
Intangible assets	673	824
Depreciation	3,628	—
Temporary differences	9,898	8,017
Gross Deferred tax assets	128,450	95,013
Less: valuation allowance	(128,450)	(95,013)
Net deferred tax assets	$—	$—

The deferred tax asset on research and development tax credit decreased due to a remeasurement of the uncertain tax position. Accordingly, such amount was offset against the deferred tax asset on research and development tax credit as of December 31, 2018. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $33.4 million and $5.7 million during the years ended December 31, 2018 and 2017, respectively.

The Company had federal and state net operating loss carryforwards of approximately $465.7 million and $109.4 million, respectively, at December 31, 2018. The federal and state net operating loss carryforwards are available to reduce future taxable income, if any. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2023 and 2029, respectively. The Company also had federal and state research and development credit carryforwards of approximately $18.2 million and $9.1 million, respectively, at December 31, 2018. The federal research and development credits will begin to expire in 2025. The state research and development credits can be carried forward indefinitely.

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

The Company recognizes the financial statements effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	December 31,
	2018	2017
Balance at beginning of year	$1,857	$1,197
Increase related to current year tax provision	5,369	516
Increase related to tax rate change	—	144
Increase related to prior year tax provision	16,687	—
Balance at end of year	$23,913	$1,857

For the year ended December 31, 2018, the increase in uncertain tax position of prior year and current year provision related to federal and state research and development tax credits. Given the Company’s valuation allowance, the uncertain tax positions would not impact the effective tax rates. The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $22.0 million and $1.7 million as of December 31, 2018 and 2017, respectively.

The Company has elected to include interest and penalties as a component of tax expense. There was no interest or penalties accrued related to uncertain tax positions as of December 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, the Company had completed the accounting for the tax effects as a result of the Act and made a reasonable estimate of the effects on its existing deferred tax balances and recognized an amount of $40.9 million in 2017.

Pursuant to SEC Staff Accounting Bulletin (SAB) 118 (regarding the application of ASC 740 associated with the enactment of the Act), the Company remeasured certain tax assets and liabilities based on the rates the Company expects them to reverse in the future, which is generally 21%. For the year ended December 31, 2017, the amount recorded related to the remeasurement of the deferred tax balance was $40.9 million, which was fully offset by a valuation allowance.

During 2018, the Company finalized its analysis of the provisional impact associated with the remeasurement of deferred tax assets. There was no material change in the provisional remeasurement amount previously recorded in 2017.

13. Employee Benefit Plan

In 2003, the Company adopted a 401(k) plan for its employees whereby eligible employees may contribute up to 100% of their compensation, on a pretax basis, subject to the maximum amount permitted by the Internal Revenue Code. In December 2015, the Company changed the plan to increase its 401(k) match to 50% of employees' contributions, up to 8% of annual earnings, starting in January 2016. The Company's contributions were $0.6 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

14. Related-Party Transactions

In August 2017, the Company’s Chief Executive Officer, a related party, exercised these warrants to purchase 35,363 shares of common stock issued as part of the Private Placement (see Note 9). The Company received $129,429 in proceeds from these warrant exercises.

15. Restructuring Charges

July 2018 Corporate Restructuring

On July 26, 2018, the Company announced a strategic update and corporate restructuring to focus its resources on the successful commercialization of ZEMDRI in the United States, the filing of a Marketing Authorization Application for plazomicin in the European Union and continued development of its C-Scape and novel aminoglycoside programs. During the twelve months ended December 31, 2018, the Company incurred $8.1 million in restructuring charges. The restructuring charges primarily consist of net facility exit costs, fixed asset impairment and severance and payroll related costs. The restructuring was largely completed by the end of 2018.   The Company accounted for the restructuring costs in accordance with ASC 420, Exit or Disposal Cost Obligations.

Amounts
Balance at December 31, 2017	$—
Expenses incurred	8,068
Amounts paid	(3,927)
Non-cash expense	(4,125)
Balance at December 31, 2018	$16

November 2018 Corporate Restructuring

On November 5, 2018, the Company announced another restructuring of its organization to preserve cash resources and focus its resources towards the continued successful launch of ZEMDRI and advancing C-Scape. During the twelve months ended December 31, 2018, the Company incurred $15.5 million in restructuring charges. The restructuring charges primarily consist of one-time employee benefits, employee severance, stock-based compensation and fixed asset impairments. Non-cash expenditures consist of fixed asset impairment and stock-based compensation. The restructuring was largely completed by the end of 2018. The Company accounted for the restructuring costs in accordance with ASC 420, Exit or Disposal Cost Obligations.

Amounts
Balance at December 31, 2017	$—
Expenses incurred	15,450
Amounts paid	(2,726)
Non-cash expense	(11,689)
Balance at December 31, 2018	$1,035

16. Subsequent Events

Sub-Lease Agreement

On January 25, 2019, the Company entered into a sub-lease agreement with a third-party for 32,909 square feet of the Company’s office space at 1 Tower Place, South San Francisco, CA. The lease term will terminate on March 1, 2022. Under the terms of the lease, the Company will receive minimum annual rent payments ranging from $2.2 million in the first year to $2.3 million in the third year of the lease, for a total of $6.7 million over the term of the lease.

Underwritten Public Offering

On February 15, 2019, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC related to the public offering by the Company of (i) 15,000,000 shares of the Company’s common stock , (ii) Series A warrants to purchase up to 15,000,000 shares of common stock and (iii) Series B warrants to purchase up to 15,000,000 shares of common stock. The combined offering price per share of common Stock and the accompanying Series A and Series B warrants (“Warrants”) was $1.00, representing an offering price of $0.99 per share of common stock, with the accompanying Warrants offered at a purchase price of $0.01 per Warrant combination. The net proceeds from the public offering of common Stock is approximately $13.6 million.

Corporate Restructuring

On February 28, 2019, the Company commenced a restructuring of its organization to conserve its cash resources. The majority of the roles eliminated in the restructuring are field-based sales and medical scientist positions.   The Company estimates it will incur restructuring charges of approximately $3.2 million in the first quarter of 2019, consisting of one-time employee benefits, employee severance and stock-based compensation and fixed asset impairment, of which approximately 78% is expected to result in cash expenditures. Non-cash expenditures consist of stock-based compensation and fixed asset impairments. The Company may incur additional costs not currently contemplated due to events that may occur as result of or are associated with the restructuring.

17. Selected Unaudited Quarterly Financial Data

The following tables show a summary of the Company’s unaudited quarterly financial data for each of the four quarters of 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$2,025	$1,998	$2,562	$2,143
Operating expenses	45,881	48,624	57,408	45,980
Other income (expense), net	1,512	4,835	4,877	(3,392)
Loss on settlement of contingently redeemable common stock	(5,179)	—	—	—
Net loss	$(47,523)	$(41,791)	$(49,969)	$(47,229)
Net loss per common share(1) :
Basic	$(1.01)	$(0.92)	$(1.11)	$(1.06)
Diluted	$(1.01)	$(1.92)	$(1.20)	$(1.06)

Weighted-average shares used to calculate net loss per common share:
Basic	46,957,396	45,329,711	44,865,861	44,356,570
Diluted	46,957,396	45,794,686	45,691,646	44,356,570

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$1,869	$577	$1,266	$7,463
Operating expenses	43,973	37,121	31,059	25,348
Other income (expense), net	5,722	6,637	3,723	(15,374)
Net loss	$(36,382)	$(29,907)	$(26,070)	$(33,259)
Net loss per common share(1) :
Basic	$(0.86)	$(0.71)	$(0.68)	$(0.93)
Diluted	$(0.98)	$(0.85)	$(0.78)	$(0.93)
Weighted-average shares used to calculate net loss per common share:
Basic	42,422,592	42,259,001	38,072,763	35,725,876
Diluted	43,257,602	43,211,059	39,092,279	35,725,876

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018 as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Achaogen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Achaogen, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Achaogen, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, contingently redeemable common stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and our report dated April 1, 2019 expressed an unqualified opinion thereon.

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

April 1, 2019

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders under the heading “Principal Accounting Fees and Services,” and is incorporated herein by reference.

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

(b) See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

(c) All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBIT INDEX

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.1
3.2	Amended and Restated Bylaws of Achaogen, Inc.	8-K	001-36323	3/17/2014	3.2
4.1	Form of Common Stock Certificate.	S-1/A	333-193559	2/25/2014	4.1
4.2	Warrant issued to Oxford Finance LLC on November 1, 2011.	S-1	333-193559	1/24/2014	4.4
4.3	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term A Loan (2)).	S-1	333-193559	1/24/2014	4.6
4.4	Warrant issued to Oxford Finance LLC on April 30, 2012 (Term B Loan).	S-1	333-193559	1/24/2014	4.7
4.5	Form of Warrant, issued pursuant to the Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein	S-3	333-212253	6/24/2016	4.3
4.6	Form of Series A Warrant	8-K	001-36323	2/20/2019	4.1
4.7	Form of Series B Warrant	8-K	001-36323	2/20/2019	4.2
10.1(A)†	License Agreement, dated January 25, 2006, by and between the registrant and Ionis Pharmaceuticals, Inc.	S-1/A	333-193559	2/27/2014	10.5(A)
10.1(B)†	Letter Agreement, dated January 25, 2006, by and between the registrant and Ionis Pharmaceuticals, Inc.	S-1	333-193559	1/24/2014	10.5(B)
10.4(A)	Amended and Restated Lease Agreement, dated December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(A)
10.4(B)	Letter Agreement, dated January 4, 2011, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(B)
10.4(C)	Letter Agreement, dated June 15, 2011, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(C)
10.4(D)	First Amendment, dated April 1, 2013, to that certain Amended and Restated Lease Agreement, dated December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(D)
10.4(E)	Second Amendment, dated June 28, 2013, to that certain Amended and Restated Lease Agreement, dated as of December 29, 2010, by and between the registrant and ARE-San Francisco No. 17, LLC.	S-1	333-193559	1/24/2014	10.9(E)

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number
10.5(A)	Lease dated August 12, 2016, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.	10-Q	001-36323	11/7/2016	10.2
10.5(B)	First Amendment to Lease, dated April 7, 2017, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.	10-Q	001-36323	8/8/2017	10.3
10.5(C)	Second Amendment to Lease, effective as of July 20, 2017, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.	10-Q	001-36323	11/8/2017	10.2
10.5(D)	Third Amendment to Lease, effective August 17, 2017, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.	10-Q	001-36323	11/8/2017	10.3
10.5(E)	Fourth Amendment to Lease, effective November 29, 2018, by and between AP3-SF2 CT South, LLC and Achaogen, Inc.	10-Q	001-36323	4/1/2019	10.5	X
10.6(A)#	Achaogen, Inc. Amended and Restated 2003 Stock Plan, as amended.	S-8	333-195348	4/17/2014	99.1
10.6(B)#	Amendment to Amended and Restated 2003 Stock Plan, as amended.	10-K	001-36323	3/16/2015	10.8(B)
10.6(C)#	Form of Stock Option Agreement under Achaogen, Inc. Amended and Restated 2003 Stock Plan.	S-1	333-193559	1/24/2014	10.1(B)
10.7(A)#	Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-8	333-195348	4/17/2014	99.3
10.7(B)#	Form of Stock Option Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-1/A	333-193559	2/12/2014	10.2(B)
10.7(C)#	Form of Restricted Stock Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	S-1/A	333-193559	2/12/2014	10.2(C)
10.7(D)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Achaogen, Inc. 2014 Equity Incentive Award Plan.	10-K	001-36323	3/15/2016	10.18(D)
10.8#	Achaogen, Inc. 2014 Employee Stock Purchase Plan.	S-8	333-195348	4/17/2014	99.7
10.9(A)#	Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-Q	001-36323	11/8/2017	10.1
10.9(B)#	Form of Stock Option Grant Notice and Stock Option Agreement under the Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/16/2015	10.11(B)
10.9(C)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Achaogen, Inc. 2014 Employment Commencement Incentive Plan.	10-K	001-36323	3/15/2016	10.10(C)
10.10#	Change in Control Plan.	S-1	333-193559	1/24/2014	10.14

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number
10.11#	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1/A	333-193559	2/12/2014	10.3
10.12#	Offer Letter, dated January 24, 2011, by and between the registrant and Kenneth J. Hillan M.B., Ch.B.	S-1	333-193559	1/24/2014	10.10
10.14#	Offer Letter, dated August 12, 2015, between Achaogen, Inc. and Blake Wise.	10-Q	001-36323	11/5/2015	10.5
10.15#	Offer Letter, dated May 13, 2014, between Achaogen, Inc. and Zeryn Sarpangal.	10-K	001-36323	3/15/2016	10.16
10.17#	Offer Letter, dated October 19, 2016, between Achaogen, Inc. and Gary Loeb.	10-K	001-36323	3/14/2017	10.18
10.18#	Form of Change in Control Severance Agreement	10-K	001-36323	3/14/2017	10.20
10.23	Registration Rights Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the investors signatory thereto.	S-3	333-212253	6/24/2016	99.1
10.24	Securities Purchase Agreement, dated June 1, 2016, by and among Achaogen, Inc. and the purchasers named therein.	10-Q	001-36323	8/11/2016	10.3
10.25†	Letter Agreement by and between the Bill & Melinda Gates Foundation and the Company, dated May 4, 2017.	10-Q	001-36323	8/8/2017	10.1
10.26†	Validation and Manufacturing Agreement, dated March 5, 2017, by and between the Company and Hovione Limited.	10-Q	001-36323	5/8/2017	10.3
10.27(A)†	Collaborative Development and Commercialization Agreement, dated April 26, 2016, by and between the Company and Microgenics Corporation.	10-Q	001-36323	5/8/2017	10.5
10.27(B) †	Amendment #1, dated November 29 2017, to the Collaborative Development and Commercialization Agreement, dated April 26, 2016, by and between the Company and Microgenics Corporation.	10-K	001-36323	2/27/2018	10.27
10.27(C) †	Amendment #2 to the Collaborative Development and Commercialization Agreement dated July 22, 2018 by and between Achaogen, Inc. and Microgenics Corporation.	10-Q	001-36323	11/8/2018	10.1
10.28†	Loan and Security Agreement, dated February 26, 2018, by and between the Company and Silicon Valley Bank	10-K	001-36323	2/27/2018	10.28
10.29#	Offer Letter, dated August 22, 2017 between Achaogen, Inc. and Elizabeth Bhatt.	10-K	001-36323	4/1/2019	10.29	X

		Incorporated by Reference from				Provided Herewith
Exhibit Number	Description of Document	Registrant's Form	File No.	Date Filed with the SEC	Exhibit Number
10.30#	Offer Letter, dated February 11, 2017 between Achaogen, Inc. and Janet Dorling.	10-K	001-36323	4/1/2019	10.30	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	10-K	001-36323	2/27/2018	23.1
24.1	Power of Attorney (included on signature page hereto).					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.
#	Indicates management contract or compensatory plan.
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

Date: April 1, 2019	ACHAOGEN, INC.

	By:	/s/ Blake Wise
Blake Wise
Chief Executive Officer (principal executive officer)

Date: April 1, 2019	ACHAOGEN, INC.

	By:	/s/ Zeryn Sarpangal
Zeryn Sarpangal
Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Blake Wise, Zeryn Sarpangal, and Gary Loeb his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Blake Wise	Chief Executive Officer and Director	April 1, 2019
Blake Wise	(Principal Executive Officer)

/s/ Zeryn Sarpangal	Chief Financial Officer	April 1, 2019
Zeryn Sarpangal	(Principal Financial and Accounting Officer)

/s/ Bryan E. Roberts	Chairman of the Board of Directors	April 1, 2019
Bryan E. Roberts, Ph.D.

/s/ Karen Bernstein	Director	April 1, 2019
Karen Bernstein, Ph.D.

/s/ John C. Doyle	Director	April 1, 2019
John C. Doyle

/s/ Michael Fischbach	Director	April 1, 2019
Michael Fischbach, Ph.D.

/s/ Kenneth J. Hillan	Director	April 1, 2019
Kenneth J. Hillan, M.B., Ch.B.

/s/ Kent E. Lieginger	Director	April 1, 2019
Kent E. Lieginger, Pharm.D.

/s/ John W. Smither	Director	April 1, 2019
John W. Smither

/s/ Gregory Stea	Director	April 1, 2019
Gregory Stea

/s/ Halley Gilbert	Director	April 1, 2019
Halley Gilbert